Form 10QSB
period 1995-01-29
SYNERCOM TECHNOLOGY INC
filed 1995-03-17
CIK 710807

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 29, 1995


/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                           SYNERCOM TECHNOLOGY, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                  76-0079338
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

               333 Cypress Run, Suite 360, Houston, Texas  77094
               -------------------------------------------------
                    (Address of principal executive offices)


                                 (713)-647-9941
                                 --------------
                          (Issuer's telephone number)


                         Fiscal 1994 - October 31, 1994
                         ------------------------------
                              (Former fiscal year)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common Stock, $.03 par value                        5,919,596
                 Class                          Outstanding at March 15, 1995

Transitional Small Business Disclosure Format (Check one):  Yes / / NO /X/

                           SYNERCOM TECHNOLOGY, INC.
                                  FORM 10-QSB
                               JANUARY 29, 1995

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION...........................................     3

        CONSOLIDATED BALANCE SHEET-JANUARY 29, 1995.....................     3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED
         JANUARY 29, 1995 AND JANUARY 31, 1994..........................     4

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED
         JANUARY 29, 1995 AND JANUARY 31, 1994..........................     5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................     6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................     7

PART II-OTHER INFORMATION..............................................      9

PART 1     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                  SYNERCOM TECHNOLOGY, INC., AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET - JANUARY 29, 1995

                                  (Unaudited)
                (In Thousands, Except Share and Per Share Data)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $  6,662
  Marketable securities                                               948
  Notes receivable                                                  1,000
  Accounts receivable, net                                          7,160
  Inventories, net                                                  6,717
  Prepaid expenses                                                    812
                                                                 --------
    Total current assets                                           23,299

PROPERTY AND EQUIPMENT, at cost                                     5,040
  Less - Accumulated depreciation and amortization                    438
                                                                 --------
    Property and equipment, net                                     4,602

GOODWILL, net                                                       1,725

OTHER ASSETS, net                                                   1,713
                                                                 --------
                                                                 $ 31,339
                                                                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                        $  3,281
  Accrued compensation and related benefits                         1,066
  Other accrued liabilities                                         1,872
  Current portion of long-term debt                                   357
  Current portion of other long-term liabilities                      896
                                                                 --------
    Total current liabilities                                       7,472

LONG-TERM DEBT                                                      5,604

OTHER LONG-TERM LIABILITIES                                         1,612

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                        1,378

STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value; shares authorized 180,000            _
  Common stock, $.03 par value; shares authorized 17,000,000;
   issued 6,732,345 at January 29, 1995 and 6,727,345 at
   October 31,1994                                                    202
  Additional paid-in capital                                       38,686
  Retained earnings (deficit)                                     (21,106)
  Unrealized loss on marketable securities, net of income
   taxes                                                             (138)
  Treasury stock, at cost (802,749 common shares at January 29,
   1995 and 544,249 common shares at October 31, 1994)             (2,371)
                                                                 --------
                                                                   15,273
                                                                 --------
                                                                 $ 31,339
                                                                 ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  SYNERCOM TECHNOLOGY, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED JANUARY 29, 1995 AND JANUARY 31, 1994
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                           1995     1994
                                          ------   ------
SALES                                     $11,208   $4,710

COST OF SALES                               8,208    3,521
                                          -------   ------
     Gross profit                           3,000    1,189

OPERATING EXPENSES
     Research and development                 243      150
     Sales, general and administrative      2,558    1,092
                                          -------   ------
          Total operating expenses          2,801    1,242
                                          -------   ------

INCOME (LOSS) FROM CONTINUING OPERATIONS      199      (53)

INTEREST, INVESTMENT AND OTHER INCOME,         85       44
 net

INTEREST EXPENSE                             (138)       -
                                          -------   ------

INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE
     PROVISION FOR INCOME TAXES AND           146       (9)
      MINORITY INTEREST

PROVISION FOR INCOME TAXES-CONTINUING          51       23
 OPERATIONS
                                          -------   ------

INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE
     MINORITY INTEREST                         95      (32)

MINORITY INTEREST IN CONSOLIDATED               6        -
 SUBSIDIARY

INCOME FROM DISCONTINUED OPERATIONS, net
     of income tax effect                       -      631
                                          -------   ------

NET INCOME                                $   101   $  599
                                          =======   ======

NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARE:
     Continuing operations before         $  0.02   $ 0.00
      minority interest
     Minority interest                    $  0.00   $ 0.00
     Discontinued operations              $  0.00   $ 0.10
                                          -------   ------
          Net income                      $  0.02   $ 0.10
                                          =======   ======

SHARES USED IN COMPUTING NET INCOME PER
     SHARE                                  6,590    6,159
                                          =======   ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  SYNERCOM TECHNOLOGY, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE QUARTERS ENDED JANUARY 29, 1995 AND JANUARY 31, 1994

                                  (Unaudited)
                                (In Thousands)

                                                 1995         1994
                                               -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                              $      101      $    599
     Adjustments to reconcile net
      income to net cash provided (used)
       by operating activities:
          Net (income) from                           -          (631)
           discontinued operations
          Deferred income taxes                      10             -
          Depreciation and amortization             194            64
          Minority interest in earnings              (6)            -
           of subsidiary
     Changes in assets and liabilities:
          (Increase) in marketable                  (11)            -
           securities -- trading
           securities
          Decrease in notes receivable            1,000             -
          (Increase) decrease in                    232          (129)
           accounts receivable
          (Increase) decrease in                   (886)          193
           inventory
          (Increase) decrease in                    (70)           49
           prepaid expenses
          (Increase) in goodwill                    (98)            -
          (Decrease) in accounts payable           (140)         (174)
          (Decrease) in accrued                    (336)         (176)
           compensation and related
           benefits
          (Decrease) in other accrued              (350)         (152)
           liabilities
          (Decrease) in other long-term            (306)            -
           liabilities
                                             ----------      --------
          Total adjustments                        (767)         (956)
                                             ----------      --------
          Net cash (used) by continuing
           operations                              (666)         (357)
          Net cash provided by                        -           536
           discontinued operations
                                             ----------      --------
          Net cash provided (used) by
           operating activities                    (666)          179
                                             ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                   (767)         (131)
     Purchase of property and
      equipment, net
     (Decrease) in other assets, net                  2             -
                                             ----------      --------
          Net cash (used) by investing
           activities                              (765)         (131)
                                             ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common                16            79
      stock
     Payments to repurchase common stock         (1,388)            -
     Proceeds from debt                           9,184             -
     Payments on debt                            (7,125)            -
                                             ----------      --------
          Net cash provided by                      687            79
           financing activities

NET INCREASE (DECREASE) IN CASH AND                (744)          127
 CASH EQUIVALENTS
                                             ----------      --------

CASH AND CASH EQUIVALENTS, beginning of           7,406         1,932
 year
                                             ----------      --------

CASH AND CASH EQUIVALENTS, end of period     $    6,662      $  2,059
                                             ==========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  SYNERCOM TECHNOLOGY, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

The consolidated financial statements include the accounts of Synercom Technology, Inc. ("Synercom" or the "Company") and its wholly- and majority-owned subsidiaries. The Company currently operates a one segment business which designs, manufactures and sells electronic components. Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company, is a designer and manufacturer of thermal management products and metal fabrications. Uni-Star Industries, Inc. ("Uni-Star"), an 80% owned subsidiary of the Company, is a manufacturer and assembler of connectors, back-panels, cables and cable assemblies for the aircraft, military and aerospace markets, as well as switches for the automotive market.

In fiscal 1994, the Company sold its Information Solutions Segment ("ISS"). Accordingly, the ISS financial results for fiscal 1994 are presented as discontinued operations.

The Company was incorporated in Delaware in 1983 and is a successor to a Texas corporation incorporated in 1969.

(2)  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and the changes in cash flows of Synercom Technology, Inc., and Subsidiaries for interim periods. The results for such interim periods are not necessarily indicative of results for a full year.

Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

(3) INVENTORIES


Inventories consisted of the             January 29,
following as of (in thousands):             1995
                                         -----------
Raw materials and components               $3,968
Work in process                             1,813
Finished goods                              1,108
                                           ------
                                            6,889
Valuation reserve                            (172)
                                           ------
                                           $6,717
                                           ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the first quarter of fiscal 1995 which ended on January 29, 1995, the Company reported net income of $101,000 or $.02 per share on revenues of $11,208,000 compared to a net loss of $32,000 related to continuing operations for the first quarter of fiscal 1994. In addition, for the first quarter of fiscal 1994, the Company reported net income from discontinued operations of $631,000.

Revenues for the first quarter of fiscal 1995 were derived from Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of Synercom Technology, Inc. ("Synercom"), and Uni-Star Industries, Inc. ("Uni-Star"), a subsidiary in which Synercom owns 80% of the outstanding common stock. Revenues from continuing operations for the first quarter of fiscal 1994 were $4,710,000 which were derived solely from Wakefield. Revenues from Wakefield for the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 increased due to the acquisition of the Aham Tor business (which was acquired on August 31, 1994) and the growth of the thermal management product line.

Prior to the acquisition of the Wakefield business in October of 1993, Synercom's sole business was its Information Solutions Segment ("ISS"). In fiscal 1994, Synercom sold ISS to Logica North America, Inc. Accordingly, the ISS financial results for fiscal 1994 are presented as discontinued operations.

The Company's gross profit margin for the first quarter of fiscal 1995 was 26.8% compared to 25.2% from continuing operations for the first quarter of fiscal 1994. The improvement in the gross profit margin was primarily attributable to lower manufacturing overhead at Wakefield as a percentage of revenue offset partially by increases in direct material and direct labor costs.

Research and development expenses for the first quarter of fiscal 1995 were $243,000 compared to $150,000 for the first quarter of fiscal 1994. This increase was primarily due to payroll, related benefit expenses and other costs related to an increase in staff in this area.

Selling, general and administrative expenses for the first quarter of fiscal 1995 were $2,558,000, or 22.8% of sales, compared to $1,092,000, or 23.2% of sales, for the first quarter of fiscal 1994. This increase of $1,466,000 was primarily attributable to the Uni-Star and Aham Tor businesses which were acquired in June of 1994 and August of 1994, respectively. In addition, selling, general and administrative expenses for Wakefield, excluding the effects of the Aham Tor business, increased approximately $430,000 in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 primarily due to increases in commissions resulting from increased revenues and costs related to certain marketing projects.

Interest, investment and other income totaled $85,000 for the first quarter of fiscal 1995 compared to $44,000 for the first quarter of fiscal 1994. This increase was due to an increase in the average investment base.

The Company incurred interest expense of $138,000 in the first quarter of fiscal 1995 primarily due to the revolving credit facility, equipment term loan and equipment credit facility related to a Loan and Security Agreement ("Loan Agreement") entered into by Wakefield in June of 1994. Interest accrues at the bank's corporate base rate plus three quarters of one percent.

Because the Company was able to utilize net operating loss carryforwards, the effective federal income tax rate for the first quarter of fiscal 1995 was 8.9%. Because of the acquisition of profitable businesses and the sale of ISS, the Company reversed a portion of the valuation allowance for the deferred tax assets in the fourth quarter of fiscal 1994 based on Management's current estimate of the probable utilization of the tax benefit derived from net operating loss carryforwards. For the first quarter of fiscal 1995, an additional $36,000 of the valuation allowance was reversed due to operating results. In addition to federal income taxes, the income tax provision for the first quarter of fiscal 1995 includes $38,000 related to state income taxes.

The minority interest not acquired by the Company related to the Uni-Star business was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company owns 80% of the outstanding common stock of Uni-Star.


Liquidity and Capital Resources

On January 29, 1995, cash and cash equivalents of the Company totaled approximately $6,662,000. In addition, on January 29, 1995, the Company had marketable securities with a market value of approximately $948,000.

The Company believes that its currently available cash and cash equivalents, together with its anticipated future cash flow from operations and available credit, should be sufficient to meet its cash requirements in the near-term future. Because of the acquisition of the Aham Tor business, Wakefield is renegotiating the Loan Agreement, related convenants and revolving credit facility. In addition, Uni-Star may obtain debt financing secured by its respective assets. The Company may utilize these funds along with existing funds for internal growth and possible investment opportunities, including business acquisitions and short-term investments in the securities market.

In September of 1994, the Company announced its intention to spend up to $2,500,000 to repurchase shares of its common stock. The repurchases may be effected from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions at such times and in such amounts as the Company's management deems appropriate. Subsequent to the announcement and through March 16, 1995, the Company purchased 391,500 shares of its common stock at an aggregate price of $2,028,000, an average price of $5.18 per share.

PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

     For fiscal 1995, Synercom adopted a 52/53 week fiscal calendar ending on the last Sunday of October, therefore the quarters for fiscal 1995 will end on January 29, April 30, July 30 and October 29. Prior year results do not require restatement due to immateriality.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11.1 Statement re Computation of Per Share Earnings for the quarters ended January 29, 1995 and January 31, 1994.


(b)  Reports on Form 8-K

     There were no reports for Form 8-K filed by the Company during the quarter ended January 29, 1995.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Synercom Technology, Inc.
                                     -------------------------
                                     (Registrant)



Date: March 16, 1995                 By: /s/ Marshall D. Butler
____________________                     __________________________
                                         Marshall D. Butler
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: March 16, 1995                 By: /s/ Johnny J. Blanchard
____________________                     __________________________
                                         Johnny J. Blanchard
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                           Officer)

EXHIBIT INDEX

     Exhibit                                                           Page No.
     -------                                                           --------

11.1 Statement re Computation of Per Share Earnings for the quarters ended January 29, 1995 and January 31, 1994.