Form 10QSB
period 1995-04-30
SYNERCOM TECHNOLOGY INC
filed 1995-06-14
CIK 710807

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1995


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from                  to
                                     ----------------    ----------------


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                   76-0079338
- -------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

               333 Cypress Run, Suite 360, Houston, Texas  77094
               -------------------------------------------------
                    (Address of principal executive offices)


                                 (713)-647-9941
                                 --------------
                          (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X       No
                                                                 ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Common Stock, $.03 par value                      5,851,941
       ------------------------------                     ---------
                  Class                           Outstanding at May 31, 1995


Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                         ALPHA TECHNOLOGIES GROUP, INC.
                                  FORM 10-QSB
                                 APRIL 30, 1995


                               TABLE OF CONTENTS

                                                             Page No.
                                                             --------
PART I  FINANCIAL INFORMATION..............................      3

CONSOLIDATED BALANCE SHEET - APRIL 30, 1995................      3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND
 SIX MONTHS ENDED APRIL 30, 1995 AND 1994..................      4

CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND 1994..........      5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS.......................      8

PART II - OTHER INFORMATION................................     12

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                                APRIL 30, 1995
                (In Thousands, Except Share and per Share Data)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $  5,769
  Marketable securities                                             778
  Accounts receivable, net                                        9,714
  Inventories,net                                                 8,146
  Prepaid expenses                                                  986
                                                               --------
    Total current assets                                         25,393

PROPERTY AND EQUIPMENT, at cost                                   6,066
  Less -- Accumulated depreciation and amortization                 725
                                                               --------
    Property and equipment, net                                   5,341

GOODWILL, net                                                     2,258

OTHER ASSETS, net                                                 1,656
                                                               --------
                                                               $ 34,648
                                                               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                      $  4,864
  Accrued compensation and related benefits                       1,664
  Other accrued liabilities                                       1,742
  Current portion of long-term debt                                 419
  Current portion of other long-term liabilities                    893
                                                               --------
    Total current liabilities                                     9,582

LONG-TERM DEBT                                                    6,392

OTHER LONG-TERM LIABILITIES                                       1,394

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                      1,480

STOCKHOLDERS' EQUITY:

  Preferred stock, $100 par value; shares authorized 180,000       --
  Common stock, $.03 par value; shares authorized 17,000,000;
    issued 6,787,345 at  April 30, 1995 and 6,727,345 at
    October 31, 1994                                                204
  Additional paid-in capital                                     38,804
  Retained earnings (deficit)                                   (20,355)
  Unrealized gain on marketable securities, net of income
   taxes                                                            146
  Treasury stock, at cost (918,404 common shares at April 30,
   1995 and 544,249 common shares at October 31, 1994)           (2,999)
                                                               --------
                                                                 15,800
                                                               --------
                                                               $ 34,648
                                                               ========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS AND SIX MONTHS ENDED APRIL 30, 1995 AND 1994
                                  (Unaudited)
                     (In Thousands, Except per Share Data)



                                                                          Quarter Ended                    Six Months Ended
                                                                            April 30,                         April 30,
                                                                    -------------------------        ---------------------------
                                                                        1995          1994                1995          1994
                                                                   ------------   -----------        ------------    -----------
SALES                                                                 $15,953        $4,873             $27,161         $9,583

COST OF SALES                                                          11,726         3,481              19,934          7,002
                                                                      -------        ------             -------         ------
  Gross profit                                                          4,227         1,392               7,227          2,581

OPERATING EXPENSES:
  Research and development                                                302           145                 545            295
  Sales, general and administrative                                     2,806         1,188               5,364          2,280
                                                                      -------        ------             -------         ------
    Total operating expenses                                            3,108         1,333               5,909          2,575
                                                                      -------        ------             -------         ------
INCOME FROM CONTINUING OPERATIONS                                       1,119            59               1,318              6
INTEREST, INVESTMENT AND OTHER INCOME, net                                141            55                 226             99
INTEREST EXPENSE                                                         (180)           --                (318)            --
                                                                      -------        ------             -------         ------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                                           1,080           114               1,226            105

PROVISION FOR INCOME TAXES--
  CONTINUING OPERATIONS                                                   227            71                 278             94

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                853            43                 948             11

MINORITY INTEREST                                                        (102)           --                 (96)            --

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income tax
  effect                                                                   --          (132)                 --            499
                                                                      -------        ------             -------         ------
NET INCOME (LOSS)                                                         751           (89)                852            510
                                                                      =======        ======             =======         ======
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
  Continuing operations                                                 $0.17         $0.01               $0.20             --
  Interest, investment and other income                                 $0.02            --               $0.03          $0.02
  Interest expense                                                     ($0.03)           --              ($0.05)            --
  Provision for income taxes--continuing operations                    ($0.03)       ($0.01)             ($0.04)        ($0.02)
  Minority interest                                                    ($0.02)           --              ($0.01)            --
  Discontinued operations                                                  --        ($0.02)                 --          $0.08
                                                                      -------        ------             -------         ------
  Net income (loss)                                                     $0.11        ($0.02)              $0.13          $0.08
                                                                      =======        ======             =======         ======
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE                    6,415         5,885               6,504          6,238
                                                                      =======        ======             =======         ======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND 1994
                                  (Unaudited)
                                (In Thousands)

                                                                                        Six Months Ended
                                                                                           April 30,
                                                                                      --------------------
                                                                                        1995        1994
                                                                                      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                          $    852       $  510
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Net (income) from discontinued operations                                              --         (499)
    Deferred income taxes                                                                  86           --
    Gain on sale of marketable securities--available-for-sale                             (55)          --
    Depreciation and amortization                                                         541          144
    Minority interest in earnings of subsidiary                                            96           --
  Changes in assets and liabilities:
    (Increase) in marketable securities--trading securities                               (14)        (194)
    (Increase) in accounts receivable                                                  (2,322)        (141)
     Decrease in notes receivable                                                       2,000           --
    (Increase) in prepaid expenses                                                       (244)          --
    (Increase) decrease in inventories                                                 (2,315)          98
    (Increase) in goodwill                                                               (662)          --
     Increase in accounts payable                                                       1,443           65
     Increase (decrease) in accrued compensation and related benefits                     262         (209)
    (Decrease) in other accrued liabilities                                              (480)         (99)
    (Decrease) in other long-term liabilities                                            (527)          --
                                                                                     --------       ------
     Total adjustments                                                                 (2,191)        (835)
                                                                                     --------       ------
       Net cash (used) by continuing operations                                        (1,339)        (325)
       Net cash provided by discontinued operations                                        --          747
                                                                                     --------       ------
       Net cash provided (used) by operating activities                                (1,339)         422
                                                                                     --------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale and maturity of short-term investment                                 --        3,516
  Purchase of marketable securities--available-for-sale                                  (175)        (948)
  Proceeds from sale of marketable securities--available-for-sale                         687           --
  Purchase of property and equipment, net                                              (1,793)        (191)
 (Increase) in other assets, net                                                          (46)          --
                                                                                     --------       ------
    Net cash provided (used) by investing activities                                   (1,327)       2,377
                                                                                     --------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                  136          129
  Payments to repurchase common stock                                                  (2,016)          --
  Proceeds from debt                                                                   19,156           --
  Payments on debt                                                                    (16,247)          --
                                                                                     --------       ------
    Net cash provided by financing activities                                           1,029          129

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (1,637)       2,928
                                                                                     --------       ------
CASH AND CASH EQUIVALENTS, beginning of year                                            7,406        1,932
                                                                                     --------       ------
CASH AND CASH EQUIVALENTS, end of period                                             $  5,769       $4,860
                                                                                     ========       ======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  ORGANIZATION

The consolidated financial statements include the accounts of Alpha Technologies Group, Inc. ("Alpha" or the "Company") and its wholly- and majority-owned subsidiaries. The Company designs, manufactures and sells electronic components. Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company, is a designer and manufacturer of thermal management products. Uni-Star Industries, Inc. ("Uni-Star"), an 80% owned subsidiary of the Company, is a manufacturer and assembler of connectors, back-panels, cables and cable assemblies for the aircraft, military and aerospace markets.

In fiscal 1994, the Company sold its Information Solutions Segment ("ISS"). Accordingly, the ISS financial results for fiscal 1994 are presented as discontinued operations.

The Company was incorporated in Delaware in 1983 and is a successor to a Texas corporation incorporated in 1969. The shareholders, at the Annual Meeting of the Company on April 19, 1995, approved a name change of the corporation to Alpha Technologies Group, Inc. Prior to this change, the name of the corporation was Synercom Technology, Inc.


(2)  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and the changes in cash flows of Alpha Technologies Group, Inc. and subsidiaries for interim periods. The results for such interim periods are not necessarily indicative of results for a full year.

Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)  INVENTORIES



    Inventories consisted of the following as of (in thousands):     April 30,
                                                                          1995
                                                                     ---------
    Raw materials and components                                        $5,427
    Work in process                                                      1,908
    Finished goods                                                       1,027
                                                                        ------
                                                                         8,362
    Valuation reserve                                                     (216)
                                                                        ------
                                                                        $8,146
                                                                        ------

(4)  SUBSEQUENT EVENT

In May of 1995, Wakefield amended its Loan and Security Agreement ("Loan Agreement"), originally entered into in June of 1994, to increase the revolving credit facility from $4,000,000 to $7,000,000 and extended the term of such facility to May 5, 1997. In addition, Wakefield entered into an equipment term note in the amount of $265,000, payable in 47 monthly installments including principal of $5,520.83 with a final installment equal to all unpaid principal on May 1, 1999, in each instance, with interest thereon to the date of payment. Interest on the revolving credit facility and equipment term loans accrues at the bank's corporate base rate plus three quarters of one percent. Wakefield's obligations under the Loan Agreement are secured by a first lien on, and assignment of, all of Wakefield's assets, including without limitation, all accounts receivable, inventory, equipment and general intangibles. The Loan Agreement includes various financial convenants with which, as of April 30, 1995, Wakefield was in compliance. On April 30, 1995, Wakefield had $5,119,000 drawn on the revolving credit facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Quarter to Quarter Comparison

The Company reported net income for the quarter ended April 30, 1995 of $751,000 or $.11 per share compared to $43,000 net income from continuing operations for the quarter ended April 30, 1994. This increase was attributable to the acquisition of profitable businesses and growth in Wakefield's thermal management business.

Revenues for the quarter ended April 30, 1995 were $15,953,000 compared to revenues from continuing operations for the quarter ended April 30, 1994 of $4,873,000. Revenues from continuing operations for the quarter ended April 30, 1994 were derived solely from Wakefield Engineering, Inc. ("Wakefield"), a wholly owned subsidiary of Alpha. Revenues for the quarter ended April 30, 1995 were derived from Wakefield and Uni-Star Industries, Inc. ("Uni-Star"), an 80% owned subsidiary which was acquired in June of 1994. Revenues from Wakefield for the second quarter of fiscal 1995, compared to the comparable period of fiscal 1994, increased due to internal growth and the August 31, 1994 acquisition of the assets and business of Aham Tor, Inc., a designer and manufacturer of heat sinks and related devices.

The Company's gross profit for the quarter ended April 30, 1995 was 26.5% of total revenues versus 28.6% for the quarter ended April 30, 1994. The decrease in gross profit as a percentage of total revenues for the quarter ended April 30, 1995 compared to the quarter ended April 30, 1994 was primarily attributable to increases in direct labor and material costs as a percentage of revenue for the Wakefield business. These increases were offset to an extent by a decrease in manufacturing overhead as a percentage of revenue due to an increase in the sales volume.

Research and development expenses for the second quarter of fiscal 1995 were $302,000 compared to $145,000 for the second quarter of fiscal 1994. This increase was primarily due to payroll, related benefit expenses and other costs related to an increase in staff.

Selling, general and administrative expenses for the quarter ended April 30, 1995 were $2,806,000 or 17.6% of sales compared to $1,188,000 or 24.4% of sales for the quarter ended April 30, 1994. The decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to increased sales without a proportional increase in selling, general and administrative expenses. Expenses related to corporate overhead decreased 9% between the two quarters.

Interest, investment and other income totaled $141,000 for the quarter ended April 30, 1995 compared to $55,000 for the quarter ended April 30, 1994. This increase was due to an increase in interest rates and an increase in the average cash balance invested.

The Company incurred interest expense of $180,000 for the quarter ended
April 30, 1995 primarily due to the revolving credit facility, equipment term loans and equipment credit facility related to a Loan and Security Agreement ("Loan Agreement") entered into by Wakefield in June of 1994. Interest accrues at the bank's corporate base rate plus three quarters of one percent.

Because the Company was able to utilize net operating loss carryforwards, the effective federal income tax rate for the quarter ended April 30, 1995 was 9%. Because of the acquisition of profitable businesses and the sale of ISS, the Company reversed a portion of the valuation allowance for the deferred tax assets in the fourth quarter of fiscal 1994 based on Management's current estimate of the probable utilization of the tax benefit derived from net operating loss carryforwards. For the second quarter of fiscal 1995, an additional $270,000 of the valuation allowance was reversed due to operating results. In addition to federal income taxes, the income tax provision for the second quarter of fiscal 1995 includes $129,000 related to state income taxes.

Six Months to Six Months Comparison

The Company reported net income for the six months ended April 30, 1995 of $852,000 or $.13 per share compared to $11,000 net income from continuing operations for the six months ended April 30, 1994. Improvement in net income for the six months ended April 30, 1995 versus results from continuing operations for the six months ended April 30, 1994 was attributable to the acquisition of profitable businesses.

Revenues for the six months ended April 30, 1995 were $27,161,000 compared to revenues from continuing operations for the six months ended April 30, 1994 of $9,583,000. Revenues from continuing operations for the six months ended April 30, 1994 were derived solely from Wakefield. Revenues for the six months ended April 30, 1995 were derived from Wakefield and Uni-Star. Revenues from Wakefield for the first six months of fiscal 1995, compared to the comparable period of fiscal 1994, increased due to internal growth and the acquisition of the assets and business of Aham Tor, Inc.

Research and development expenses for the six months ended April 30, 1995 were $545,000 compared to $295,000 for the first six months of fiscal 1994. This increase was primarily due to payroll, related benefit expenses and other costs related to an increase in staff.

Selling, general and administrative expenses for the six months ended April 30, 1995 were $5,364,000 or 19.7% of sales compared to $2,280,000 or 23.8% of sales for the six months ended April 30, 1994. The decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to increased sales without a proportional increase in selling, general and administrative expenses. Expenses related to corporate overhead decreased 18% between the two six month periods.

Interest, investment and other income totaled $226,000 for the six months ended April 30, 1995 compared to $99,000 for the six months ended April 30, 1994. This increase was due to an increase in interest rates and an increase in the average cash balance invested.

The Company incurred interest expense of $318,000 for the six months ended April 30, 1995 primarily due to the revolving credit facility, equipment term loans and equipment credit facility related to a Loan and Security Agreement ("Loan Agreement") entered into by Wakefield in June of 1994. Interest accrues at the bank's corporate base rate plus three quarters of one percent.

Because the Company was able to utilize net operating loss carryforwards, the effective federal income tax rate for the six months ended April 30, 1995 was
9%.   Because of the acquisition of profitable businesses and the sale of ISS, the Company reversed a portion of the valuation allowance for the deferred tax assets in the fourth quarter of fiscal 1994 based on Management's current estimate of the probable utilization of the tax benefit derived from net operating loss carryforwards. For the first six months of fiscal 1995, an additional $306,000 of the valuation allowance was reversed due to operating results. In addition to federal income taxes, the income tax provision for the first six months of fiscal 1995 includes $167,000 related to state income taxes.

Liquidity and Capital Resources

On April 30, 1995, cash and cash equivalents of the Company totaled approximately $5,769,000. In addition, on April 30, 1995, the Company had marketable securities with a market value of approximately $778,000.

The Company believes that its currently available cash and cash equivalents, together with its anticipated future cash flow from operations and available credit, should be sufficient to meet its cash requirements.

In May of 1995, Wakefield amended its Loan and Security Agreement ("Loan Agreement") to increase the revolving credit facility from $4,000,000 to $7,000,000 and extended the term of such facility to May 5, 1997. In addition, Wakefield entered into an equipment term note in the amount of $265,000. Interest on the revolving credit facility and equipment term loans accrues at the bank's corporate base rate plus three quarters of one percent. On April 30, 1995, the interest on the bank debt was 9 3/4% per annum. Wakefield's obligations under the Loan Agreement are secured by a first lien on and assignment of all Wakefield's assets. The Loan Agreement includes various financial convenants with which, as of April 30, 1995, Wakefield was in compliance. On April 30, 1995, Wakefield had $5,119,000 drawn on the revolving credit facility.

In addition, Uni-Star may obtain debt financing secured by its respective assets. The Company may utilize these funds along with existing funds for internal growth and possible investment opportunities, including business acquisitions and short-term investments in the securities market.

In September of 1994, the Company announced its intention to spend up to $2,500,000 to repurchase shares of its common stock. Through May 24, 1995, the Company purchased 474,155 shares of its common stock at an aggregate price of $2,492,000, an average price of $5.26 per share.

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's annual meeting of stockholders held on April 19, 1995 in New York, New York, the stockholders elected the following management nominees:


Nominee                                      Vote For   Votes Withheld
- -------                                      ---------  --------------
 Marshall D. Butler                          4,908,107          29,075
 Donald K. Grierson                          4,852,107          85,075
 Frederic A. Heim                            4,908,807          29,375
 Warren G. Lichtenstein                      4,907,237          29,945
 Lawrence Butler                             4,907,707          29,475
 Kenneth D. Rind                               751,010              --


In addition the following items were approved:

The adoption of the Company's 1994 Stock Option Plan.


                         For                 Against         Abstain
                         ---                 -------         -------
                         4,341,973           355,142          85,201

An amendment to the Company's certificate of incorporation changing the Company's name to Alpha Technologies Group, Inc.


                         For                  Against         Abstain
                         ---                  -------         -------
                         4,780,456            144,306          12,420


The designation of Arthur Andersen LLP as independent auditors of the Company for fiscal 1995.


                         For                  Against         Abstain
                         ---                  -------         -------
                         4,848,661             80,351           8,170


ITEM 5. OTHER INFORMATION


  For fiscal 1995, Synercom adopted a 52/53 week fiscal calendar ending on the last Sunday of October, therefore the quarters for fiscal 1995 will end on January 29, April 30, July 30 and October 29. Prior year results do not require restatement due to immateriality.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     10.22      First Amendment to Loan Documents dated May 5, 1995.

     11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended April 30, 1995 and 1994.

     27         Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports for Form 8-K filed by the Company during the quarter ended April 30, 1995.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Alpha Technologies Group, Inc.
                                    (Registrant)



Date:  June 13, 1995             By: /s/ Lawrence Butler
     --------------------           ----------------------------
                                    Lawrence Butler
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  June 13, 1995             By: /s/ Johnny J. Blanchard
     --------------------           ------------------------------
                                    Johnny J. Blanchard
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)