Form 10QSB
period 1995-07-30
ALPHA TECHNOLOGIES GROUP INC
filed 1995-09-13
CIK 710807

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 30, 1995


[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                   76-0079338
--------------------------------          ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


               333 Cypress Run, Suite 360, Houston, Texas  77094
               -------------------------------------------------
                    (Address of principal executive offices)


                                 (713)-647-9941
                                 --------------
                           (Issuer's telephone number)


                         Fiscal 1994 - October 31, 1994
                         ------------------------------
                              (Former fiscal year)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              -----   ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.03 par value                         6,042,441
------------------------------                       ---------
         Class                           Outstanding at August 31, 1995


Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               -----   -----

                         ALPHA TECHNOLOGIES GROUP, INC.
                                  FORM 10-QSB
                                 JULY 30, 1995


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION.........................................       3

CONSOLIDATED BALANCE SHEET - JULY 30, 1995............................       3

CONSOLIDATED STATEMENTS OF INCOME FOR THE QUARTERS AND
 NINE MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994....................       4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
 ENDED JULY 30, 1995 AND JULY 31, 1994................................       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS..................................      10

PART II - OTHER INFORMATION...........................................      15

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET - JULY 30, 1995

                                  (Unaudited)
                (In Thousands, Except Share and Per Share Data)

ASSETS
-------
CURRENT ASSETS:
     Cash and cash equivalents             $   3,689
     Marketable securities                       874
     Accounts receivable, net                 11,366
     Inventories, net                          8,070
     Prepaid expenses                          1,097
                                           ---------
          Total current  assets               25,096

PROPERTY AND EQUIPMENT, at cost                9,092
     Less - Accumulated depreciation
      and amortization                           989
                                           ---------
          Property and equipment, net          8,103

GOODWILL, net                                  2,694

OTHER ASSETS, net                              2,312
                                           ---------
                                           $  38,205
                                           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade               $   5,121
     Accrued compensation and related
      benefits                                 1,470
     Other accrued liabilities                 2,015
     Current portion of long-term debt           470
     Current portion of other long-term
      liabilities                                886
                                           ---------
          Total current liabilities            9,962

LONG-TERM DEBT                                 7,969

OTHER LONG-TERM LIABILITIES                    1,216

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                    1,648

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value;
      shares authorized 180,000                    -
     Common stock, $.03 par value;
      shares authorized 17,000,000;
      issued 6,921,345 at July 30, 1995          208
     Additional paid-in capital               39,004
     Retained earnings (deficit)             (18,746)
     Unrealized gain on marketable
      securities, net of income taxes             44
     Cumulative translation adjustment,
      net of income taxes                          1
     Treasury stock, at cost (935,404
      common shares at July 30, 1995)         (3,101)
                                           ---------
                                              17,410
                                           ---------
                                           $  38,205
                                           =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
          STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
     FOR THE QUARTERS AND NINE MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                             Quarter Ended         Nine Months Ended
                                        ---------------------  ------------------------
                                          July 30,   July 31,   July 30,     July 31,
                                            1995       1994       1995         1994
                                        ----------  ---------  ----------  ------------

SALES                                     $ 17,429   $  8,996   $ 44,590     $ 18,579

COST OF SALES                               12,621      5,957     32,555       12,959
                                          --------   --------   ---------    --------
     Gross profit                            4,808      3,039     12,035        5,620

OPERATING EXPENSES
     Research and development                  293        143        838          438
     Selling, general and administrative     3,294      1,785      8,658        4,065
                                          --------   --------   ---------    --------
          Total operating expenses           3,587      1,928      9,496        4,503
                                          --------   --------   ---------    --------

INCOME FROM CONTINUING OPERATIONS            1,221      1,111      2,539        1,117

INTEREST, INVESTMENT AND OTHER INCOME,         308        133        534          232
 net

INTEREST EXPENSE                              (205)       (39)      (523)         (39)
                                          --------   --------   ---------    --------

INCOME FROM CONTINUING
 OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES AND
 MINORITY INTEREST                           1,324      1,205      2,550        1,310

PROVISION (BENEFIT) FOR INCOME TAXES-
     CONTINUING OPERATIONS                    (453)       104       (175)         198
                                          --------   --------   ---------    --------

INCOME FROM CONTINUING
 OPERATIONS BEFORE
     MINORITY INTEREST                       1,777      1,101      2,725        1,112

MINORITY INTEREST IN CONSOLIDATED             (168)      (189)      (264)        (189)
 SUBSIDIARY

INCOME FROM DISCONTINUED OPERATIONS, net
     of income tax effect                        -        571          -        1,070
                                          --------   --------   ---------    --------

NET INCOME                                $  1,609   $  1,483   $  2,461     $  1,993
                                          ========   ========   ========     ========


NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARE:
     Continuing operations                $   0.19   $   0.17   $   0.39     $   0.18
     Interest, investment and other
      income                              $   0.04   $   0.03   $   0.08     $   0.04
     Interest expense                       ($0.03)    ($0.01)    ($0.08)        (.01)
     (Provision) benefit for income
      taxes                               $   0.07     ($0.02)  $   0.03       ($0.03)
     Minority interest                      ($0.03)    ($0.03)    ($0.04)      ($0.03)
     Discontinued operations                     -   $   0.09          -     $   0.17
                                          --------   --------   ---------    --------
          Net income                      $   0.24   $   0.23   $   0.38     $   0.32
                                          ========   ========   ========     ========

SHARES USED IN COMPUTING NET INCOME PER
     SHARE                                   6,591      6,336      6,533        6,255
                                          ========   ========   ========     ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
          STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994

                                  (Unaudited)
                                 (In Thousands)

                                                                             1995         1994
                                                                           ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $   2,461    $  1,993
     Adjustments to reconcile net income to net cash provided (used)
       by operating activities:
          Net (income) from  discontinued operations                               -      (1,070)
          Deferred income taxes                                                 (535)          -
          Gain on sale of marketable securities - available-for-sale            (206)          -
          Depreciation and amortization                                          875         251
          Minority interest in earnings of subsidiary                            264         189
          Cumulative translation adjustment                                        1           -
     Changes in assets and liabilities:
          (Increase) in marketable securities -- trading securities              (36)       (177)
          Decrease in notes receivable                                         2,000           -
          (Increase) in accounts receivable                                   (2,469)        (91)
          (Increase) decrease in inventories                                  (2,124)        551
          (Increase) in prepaid expenses                                        (355)        (60)
          (Increase) in goodwill                                                (790)          -
          Increase in accounts payable                                           635         267
          Increase in accrued compensation and related benefits                   68          56
          (Decrease) in other accrued liabilities                               (207)       (230)
          (Decrease) in other long-term liabilities                             (712)          -
                                                                           ---------    --------
          Total adjustments                                                   (3,591)       (314)
                                                                           ---------    --------
          Net cash provided (used) by continuing operations                   (1,130)      1,679
          Net cash provided by discontinued operations                             -       1,155
                                                                           ---------    --------
          Net cash provided (used) by operating activities                    (1,130)      2,834
                                                                           ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale and maturity of short-term investments                    -       3,516
     Payments and expenditures for business acquisitions                      (2,560)     (4,325)
     Purchase of marketable securities - available-for-sale                     (767)     (1,251)
     Proceeds from sale of marketable securities - available-for-sale          1,254         237
     Purchase of property and equipment, net                                  (3,168)       (276)
     Increase (decrease) in other assets, net                                   (105)          8
                                                                           ---------    --------
          Net cash (used) by investing activities                             (5,346)     (2,091)
                                                                           ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                      340         140
     Payments to repurchase common stock                                      (2,118)          -
     Proceeds from debt                                                       33,662       6,184
     Payments on debt                                                        (29,125)     (2,037)
                                                                           ---------    --------
          Net cash provided by financing activities                            2,759       4,287

NET INCREASE (DECREASE) IN CASH AND  CASH EQUIVALENTS                         (3,717)      5,030
                                                                           ---------    --------

CASH AND CASH EQUIVALENTS, beginning of year                                   7,406       1,932
                                                                           ---------    --------

CASH AND CASH EQUIVALENTS, end of period                                   $   3,689    $  6,962
                                                                           =========    ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

The consolidated financial statements include the accounts of Alpha Technologies Group, Inc. ("Alpha" or the "Company") and its wholly- and majority-owned subsidiaries. The Company provides thermal management products and niche-market connectors for the electronics industry. Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company, is a designer and manufacturer of thermal management products. Uni-Star Industries, Inc. ("Uni-Star"), an 80% owned subsidiary of the Company, is a manufacturer and assembler of connectors, back-panels, cables and cable assemblies.

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

(3) INVENTORIES

Inventories consisted of the following on (in thousands):

                                                                      July 30,
                                                                        1995
                                                                      -------
                             Raw materials and components               $5,014
                             Work in process                             1,980
                             Finished goods                              1,323
                                                                    ----------
                                                                         8,317
                             Valuation reserve                            (247)
                                                                    ----------
                                                                        $8,070
                                                                    ==========


(4) LONG-TERM DEBT

Long-term debt consisted of the following on:

                                                             July 30,
                                                               1995
                                                         --------------
                                                         (in thousands)
       Variable-rate revolving credit facility
          (effective interest rate of 9.5% at
          July 30, 1995), interest payable monthly,
          principal is repaid and reborrowed
          based on cash requirements                          $6,279

       Variable-rate equipment term loan
          (effective interest rate of 9.5% at
          July 30, 1995), payable in monthly
          installments of $20,833.33, plus accrued
          interest, through June of 1999                         979

       Variable-rate equipment facility note
          (effective interest rate of 9.5% at
          July 30, 1995), payable interest only
          until October 1995, thereafter payable in
          monthly installments of $16,995 plus accrued
          interest, through October of 1998                      612

       Variable-rate equipment term note
          (effective interest rate of 9.5% at
          July 30, 1995), payable in monthly
          installments of $5,520.83 plus accrued
          interest, through May of 1999                          248

       Variable-rate equipment facility note
          (effective interest rate of 9.5% at
          July 30, 1995), payable in monthly
          installments of $8,000 plus accrued
          interest, through October of 1997                      216

       Other                                                     105
                                                              ------
                                                               8,439
       Less current portion                                      470
                                                              ------
                                                              $7,969
                                                              ======

In May of 1995, Wakefield amended its Loan and Security Agreement (the "Loan Agreement") to increase the revolving credit facility from a maximum aggregate commitment of $4,000,000 to $7,000,000 and to extend the term of such facility to May 5, 1997. The equipment credit facility was increased from a maximum aggregate amount of $600,000 to $1,050,000 of which $300,000 had to be borrowed by October 31, 1994 and $750,000 must be borrowed by October 31, 1995. On July 30, 1995, Wakefield had borrowed $612,000 of the $750,000. The proceeds from the equipment credit facility may be used only for the purchase of capital equipment. In addition in May of 1995, Wakefield entered into an equipment term note in the amount of $265,000. Interest on the revolving credit facility and equipment term loans accrues at the bank's corporate base rate plus three-quarters of one percent. The obligations under the Loan Agreement are secured by a first lien and assignment of the assets of Wakefield, exclusive of the assets of Specialty Extrusion Corp., a wholly-owned subsidiary of Wakefield, including without limitation, all accounts receivable, inventory, equipment and general intangibles which in aggregate totals $18,789,000. The terms of the Loan Agreement include various covenants with which, as of July 30, 1995, Wakefield was in compliance with. On July 30, 1995, $6,279,000 was drawn on the revolving credit facility. On February 28, 1995, Uni-Star entered into a fixed-rate term note in the amount of $116,124 which is secured by the equipment it was used to purchase.

Interest paid on all outstanding debt amounted to approximately $479,000 for the nine months ended July 30, 1995 and approximately $116,000 in fiscal year 1994.

Management intends to renew the revolving credit facility upon its maturity.

(5)  ACQUISITION

On June 30, 1995, Wakefield acquired substantially all of the assets and business of Specialty Extrusion Ltd. ("Specialty"). The purchase price of $2,000,000 was paid in cash. In addition, the Company paid Specialty debt in the amount of $560,000. The acquisition has been accounted for as a purchase transaction, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed. Goodwill of approximately $358,000 represents the excess of cost over fair value of the net assets acquired and is being amortized over 15 years using the straight-line method. Adjustments to the allocation of the purchase price may be made during the 12 months following the date of acquisition as a result of resolutions of uncertainties existing at the date of acquisition.

(6)  SUBSEQUENT EVENT

On August 30, 1995, Uni-Star entered into an Accounts Receivable Loan Agreement which included a revolving credit commitment in the aggregate principal amount of $2,500,000. Uni-Star also entered into an equipment term loan in the amount of $750,000 and an equipment acquisition facility of $300,000. The initial proceeds from the revolving credit commitment and the equipment term loan which in aggregate will amount to approximately $1,600,000 will be used to repay advances from the Company to Uni-Star. The proceeds from the equipment acquisition facility may be used only for the purchase of capital equipment. Interest on the funds advanced on the revolving credit commitment accrues at the bank's prime rate plus one half of one percent and interest on the equipment term loan accrues at the bank's prime rate plus three quarters of one percent. The equipment term loan is repayable in 48 equal monthly installments, of principal of $15,625 plus accrued interest, payable on the first day of each month beginning October 1, 1995. All of the aforementioned credit facilities for Uni-Star are secured by a first lien and assignment of substantially all of assets, including without limitation, accounts receivable, inventory, equipment and general intangibles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

For fiscal 1995, the Company adopted a 52/53 week fiscal calendar ending on the last Sunday of October, therefore, the third quarter and first nine months for fiscal 1995 ended on July 30, 1995. The comparable periods in fiscal 1994 ended July 31, 1994. The quarterly periods included 13 weeks of operations and the nine month periods included 39 weeks of operations.

Quarter to Quarter Comparison

The Company reported income from continuing operations before income taxes less minority interest for the third quarter ended July 30, 1995 of $1,156,000 or $.17 per share on sales of $17,429,000 compared to $1,016,000 or $.16 per share on sales of $8,996,000 for the comparable period in fiscal 1994. For the quarter ended July 30, 1995, the Company also reported a net tax benefit of $453,000 or $.07 per share resulting from the estimated realization of $950,000 of the net tax asset which was primarily related to net operating loss carryforwards.

Sales for the quarter ended July 30, 1995 were $17,429,000 an increase of $8,433,000 or 93.7% compared to sales of $8,996,000 from continuing operations for the quarter ended July 31, 1994. Sales for the quarters ended July 30, 1995 and July 31, 1994 from thermal management products were $11,305,000 and $4,827,000, respectively. This increase in thermal management sales of 134% is primarily due to internal growth of 76.7% and sales from the acquired thermal management operation, Ahamtor. Internal growth was due to higher sales of extruded heat sink products, particularly the Penguin/TM/ Cooler product line related to the rapid growth of the high performance microprocessor market. The Penguin/TM/ Cooler product line is extruded aluminum heat sinks specifically designed for microprocessor and personal computer manufacturers. Connector sales for the quarters ended July 30, 1995 and July 31, 1994 were $6,124,000 and $4,169,000, respectively. Sales of connectors for the 1994 period represent the two months following the acquisition of Uni-Star. Sales for connectors fluctuate depending on the irregular purchasing pattern of customers for customized products.

The Company's overall gross profit percentage as a percentage of sales ("gross profit percentage") for the quarter ended July 30, 1995 was 27.6% versus 33.8% from continuing operations for the quarter ended July 30, 1994. The Company's gross profit percentage decreased for the quarter ended July 30, 1995 compared to the same period of 1994 as a result of (i) the inclusion in the 1995 period of Ahamtor, which has lower gross profit percentages than the Company's average,
(ii) an increase in the cost of aluminum, a portion of which could not be reflected in the sales price of the Company's products, (iii) a significant increase in sales of Penguin/TM/ Coolers, which have a lower gross profit percentage than the Company's average, and (iv) the high gross profit contribution during the 1994 third quarter from the backorders existing at the time of the acquisition of Uni-Star. The gross profit percentage was offset in part by more efficient use of capacity.

Generally, the gross profit percentage for connectors is higher than for thermal management products. The gross profit percentage of connectors fluctuates based upon the sales mix of custom products, which have a higher gross profit percentage, and standard products.

Research and development expenses for the third quarter of fiscal 1995 were $293,000 compared to $143,000 for the third quarter of fiscal 1994. This increase was primarily due to payroll and related benefit expenses related to an increase in engineering staff as well as new licensing costs for engineering software and the purchase of related workstations.

Selling, general and administrative expenses for the third quarter of fiscal 1995 were $3,294,000, or 18.9% of sales, compared to $1,785,000, or 19.8% of sales, for the third quarter of fiscal 1994. The decrease of selling, general and administrative expenses as a percentage of sales was primarily attributable to increased sales without a proportional increase in selling, general and administrative expenses. Included in selling, general and administrative expenses for the third quarter of fiscal 1995 was a bonus payment charge of $153,000 related to stock appreciation rights, which are no longer in effect at quarter end.

Interest, investment and other income totaled $308,000 for the quarter ended July 30, 1995 compared to $133,000 for the quarter ended July 31, 1994. This increase is primarily a result of an increase in recognized gains on marketable securities sold and higher interest rates with an increase in the average cash balance invested. During the quarter ended July 30, 1995, the Company sold marketable equity securities and recognized a gain of approximately $151,000 compared to $97,000 for the comparable period in fiscal 1994.

The Company incurred interest expense of $205,000 in the quarter ended July 30, 1995 compared to $39,000 in the comparable quarter of fiscal 1994 primarily due to the revolving credit facility, equipment term loan and equipment credit facility related to a Loan and Security Agreement ("Loan Agreement") entered into by Wakefield in June of 1994. Interest accrues at the bank's corporate base rate plus three quarters of one percent.

Upon implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("Statement 109") on November of 1993, the Company established a deferred tax asset. Due to historic operating losses and uncertainty regarding the utilization of net operating loss carryforwards, the deferred tax asset was fully reserved by establishing a valuation allowance of $9,421,000.

During the quarter ended July 30, 1995, the Company recognized a net income tax benefit of $453,000 which included a federal income tax benefit of $600,000 and a state income tax expense of $147,000. Because the Company generated taxable income and was able to utilize net operating loss carryforwards, in addition to an increase in the likelihood of future realization of the net deferred tax asset, the Company reversed $950,000 of the valuation allowance. The likelihood of future realization of the net deferred tax asset is based on Management's estimate of future taxable income. For the quarter ended July 31, 1994, the Company's effective federal income tax rate was 2%. In addition to federal income taxes, the income tax provision for the quarter ended July 31, 1994 included state income taxes of $80,000.

Nine Months to Nine Months Comparison

For the nine months ended July 30, 1995, the Company reported income from continuing operations before income taxes less minority interest of $2,286,000 or $.35 per share compared to $1,121,000 or $.18 per share for the comparable period in the prior fiscal year. In addition, for the nine months ended July 30, 1995, the Company reported a tax benefit of $175,000 or $.03 per share resulting from $1,256,000 related to the estimated realization of the net tax asset which was primarily related to net operating loss carryforwards.

Sales for the nine months ended July 30, 1995 were $44,590,000, an increase of $26,011,000 or 140%, compared to sales of $18,579,000 from continuing operations for the nine months ended July 31, 1994. Sales from thermal management products for the nine months ended July 30, 1995 were $29,353,000 compared to $14,410,000 for the comparable period of fiscal 1994. This increase in thermal management sales of 104% is primarily attributable to internal growth of 54% and sales from the acquired thermal management operation, Ahamtor. Internal growth was due to higher sales of extruded heat sink products, particularly the aforementioned Penguin/TM/ Cooler product line. As mentioned earlier, sales for connectors can fluctuate due to the nature of the customers' purchasing pattern. Average monthly connector sales for the two months following the acquisition of such operation were higher than the average experienced for the nine months ended July 30, 1995 due to this purchasing pattern. In addition, upon the purchase of this operation, the Company shipped products under backorders existing at the acquisition.

The Company's overall gross profit percentage for the nine months ended July 30, 1995 was 27.0% compared to 30.2% from continuing operations for the nine months ended July 31, 1994. The Company's gross profit percentage decreased for the nine months ended July 30, 1995 compared to the same period of 1994 as a result of (i) the inclusion in the 1995 period of Ahamtor, which has lower gross profit percentages than the Company's average, (ii) an increase in the cost of aluminum, a portion of which could not be reflected in the sales price of the Company's products, (iii) a significant increase in sales of Penguin/TM/ Coolers, which have a lower gross profit percentage than the Company's average, and (iv) the high gross profit contribution from the backorders existing on the acquisition of Uni-Star. The gross profit percentage was offset in part by more efficient use of capacity.

Generally, the gross profit percentage for connectors is higher than for thermal management products. The gross profit percentage of connectors fluctuates based upon the sales mix of custom products, which have a higher gross profit percentage, and standard products. In the first quarter of 1995, the gross profit percentage was lower, and in the third quarter of 1995 was higher, than average as a result of the relative amount of custom products sold in each quarter.

Research and development expenses for the nine months ended July 30, 1995 were $838,000 compared to $438,000 for the nine months ended July 31, 1994. This increase was primarily due to payroll and related benefit expenses related to an increase in engineering staff as well as new licensing costs for engineering software and the purchase of related workstations.

Selling, general and administrative expenses for the nine months ended July 30, 1995 were $8,658,000, or 19.4% of sales, compared to $4,065,000, or 21.8% of sales, for the nine months ended July 31, 1994. The decrease of selling, general and administrative expenses as a percentage of sales was primarily attributable to increased sales without a proportional increase in selling, general and administrative expenses.

Interest, investment and other income was $534,000 for the nine months ended July 30, 1995 compared to $232,000 for the first nine months of fiscal 1994. This increase is primarily attributable to higher interest income as a result of higher interest rates and an increase in the average cash balance invested and an increase in recognized gains on marketable equity securities sold. Interest income on the cash invested for the nine months ended July 30, 1995 was $216,000 versus $107,000 for the comparable period of fiscal 1994. Gains on marketable equity securities sold increased approximately $72,000 for the nine months ended July 30, 1995 compared to the comparable period in fiscal 1994 due to sales in the third quarter of fiscal 1995.

Interest expense was $523,000 for the nine months ended July 30, 1995 compared to $39,000 for the nine months ended July 31, 1994. This interest expense is primarily due to the revolving credit facility, equipment term loans and equipment credit facility related to the Loan Agreement originally entered into by the thermal management operations in June of 1994 and amended in May of 1995. Interest accrues at the bank's corporate base rate plus three quarters of one percent. On July 30, 1995, interest was accruing at 9 1/2%.

During the nine months ended July 30, 1995, the Company recognized a net income tax benefit of $175,000 which included a federal income tax benefit of $489,000 and a state income tax expense of $314,000. Because the Company generated taxable income and was able to utilize net operating loss carryforwards, in addition to an increase in the likelihood of future realization of the net deferred tax asset, the Company reversed $1,256,000 of the valuation allowance. On July 30, 1995, the Company has a remaining valuation allowance for the deferred tax asset of $5,319,000, which will be reversed as warranted by future profitable operations and Management's future estimates of the realization of the deferred tax asset based on expected taxable income.

For the nine months ended July 31, 1994, the Company's effective federal income tax rate was 2%. In addition to federal income taxes, the provision for income taxes for the nine months ended July 31, 1994 included state income taxes of $172,000.

The minority interest not acquired by the Company related to the connectors and related products operation was included in income before provision for income taxes on the consolidated statement of income and as a separate item on the consolidated balance sheet and statement of cash flows. The Company owns 80% of the outstanding common stock of this operation.

Liquidity and Capital Resources
-------------------------------

During the nine months ended July 30, 1995, the Company used funds for operating activities, to purchase Specialty, to invest in capital equipment, and to repurchase Common Stock. These funds were provided primarily from existing cash and advances under the Wakefield loan agreement discussed below.

For the nine months ended July 30, 1995, $1,130,000 were used to fund operating activities, primarily to increase accounts receivables and inventories by $4,593,000. This use of funds was offset by $2,000,000 collected on notes receivable which related to the sale of the software business. In addition to operating activities, $2,560,000 were used to purchase Specialty, and to pay off existing Specialty debt. The Company also spent $3,168,000 to purchase equipment which included machines to add capacity and improve productivity in the manufacturing of extruded heat sinks, primarily Penguin/TM/ Coolers, and to upgrade internal computer systems. Pursuant to its Common Stock repurchase plan, the Company purchased 391,155 shares at an aggregate price of approximately $2,118,000. This repurchase program has been completed.

In June 1994, Wakefield entered into a loan agreement which included a revolving credit facility of up to $4,000,000, an equipment credit facility of $600,000 and an equipment term loan of $1,250,000. In May 1995, Wakefield amended this loan agreement to increase the revolving credit facility to $7,000,000 and the equipment credit facility to $1,050,000, and to extend the term of such facility to May 5, 1997. In addition, Wakefield borrowed $265,000 as an equipment term loan. Interest on the revolving credit facility and equipment loans accrues at the bank's corporate base rate plus .75%. On July 30, 1995, the interest on the bank debt was 9 1/2% per annum. The obligations under the loan agreement are secured by a first lien on and assignment of the assets of Wakefield, excluding Specialty. The loan agreement includes various financial covenants which the Company was in compliance with on July 30, 1995. On July 30, 1995, $6,279,000 was outstanding under the revolving credit facility.

On August 31, 1995, Uni-Star entered into an Accounts Receivable Loan Agreement which included a revolving credit commitment of up to $2,500,000. Uni-Star also entered into an equipment term loan in the amount of $750,000 and an equipment acquisition facility of $300,000. The initial proceeds of $1,600,000 from these loans were used to repay advances from the Company to Uni-Star. The proceeds from the equipment acquisition facility may be used only for the purchase of capital equipment. Interest on the funds advanced on the revolving credit commitment accrues at the bank's prime rate plus .50% and interest on the equipment term loan accrues at the bank's prime rate plus .75%. The principal amount of the equipment term loan is repayable in 48 equal monthly installments, payable on the first day of each month beginning October 1, 1995. All Uni-Star credit facilities are secured by a first lien and assignment of substantially all Uni-Star assets, including without limitation, accounts receivable, inventory, equipment and general intangibles.

The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities, should be sufficient to satisfy its current and planned operations for the forseeable future.

PART II - OTHER INFORMATION



ITEM 5. OTHER INFORMATION


For fiscal 1995, Alpha adopted a 52/53 week fiscal calendar ending on the last Sunday of October, therefore the quarters for fiscal 1995 will end on January 29, April 30, July 30 and October 29.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits
     --------

  10.23 Accounts Receivable Loan Agreement dated as of August 30, 1995 by and between Uni-Star Industries, Inc. and City National Bank and related Term Note in the amount of $750,000.

  11.1 Statement re Computation of Per Share Earnings for the quarters ended July 30, 1995 and July 31, 1994.

  27     Article 5 Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     The Company filed a Form 8-K dated July 14, 1995, reporting that on June 30, 1995, Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company, through its newly formed wholly-owned subsidiary, Specialty Acquisition Corp. ("Specialty Acquisition"), acquired substantially all of the assets and business and assumed certain liabilities of Specialty Extrusion, LTD. ("Specialty Extrusion"). The assets acquired include substantially all of the operating assets of Specialty Extrusion including accounts receivable, inventory, manufacturing equipment and the trade name "Specialty". In addition, Specialty Acquisition acquired the aluminum extrusion press used in the business which was owned personally by the shareholders of Specialty Extrusion, Walter Hastie and William Esparza. Specialty Extrusion is a California corporation which manufactures aluminum extrusions and related products.

     The consideration paid for the assets and business was $2,000,000, determined by arms length negotiation, which is subject to certain post-closing adjustments related to the Net Working Capital of Specialty Extrusion as of June 30, 1995. The funds for the acquisition were provided by the Company's current assets.

     The business in which the acquired assets were used was the manufacture of aluminum extrusions and related products, and the Company intends to use the acquired assets for such purpose. Specialty Acquisition will operate as a wholly-owned subsidiary of Wakefield. The name of Specialty Acquisition was subsequently changed to Specialty Extrusion Corp.

     The required financial statements were filed as Amendment 1, dated September 12, 1995, of the aforementioned 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Alpha Technologies Group, Inc.
                                      ------------------------------
                                          (Registrant)



Date:  September 13, 1995             By:  /s/ Lawrence Butler
     ---------------------               --------------------------------------
                                          Lawrence Butler
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  September 13, 1995             By:  /s/ Johnny J. Blanchard
     ----------------------              --------------------------------------
                                          Johnny J. Blanchard
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

EXHIBIT INDEX

  Exhibit                                                             Page No.
  -------                                                             --------

  10.23  Accounts Receivable Loan Agreement dated as of
         August 30, 1995 by and between Uni-Star Industries, Inc.
         and City National Bank and related Term Note in the amount of $750,000.

  11.1 Statement re Computation of Per Share Earnings for the quarter ended July 30, 1995 and July 31, 1994.

  27     Article 5 Financial Data Schedule