Form 10KSB
period 1995-10-29
ALPHA TECHNOLOGIES GROUP INC
filed 1996-01-26
CIK 710807

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [FEE REQUIRED]
For the fiscal year ended October 29, 1995
                                       OR
[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [NO FEE REQUIRED]
For the transition period from....................... to........................
Commission file number 0-14365

                               ----------------

                         ALPHA TECHNOLOGIES GROUP, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              DELAWARE                                 76-0079338
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

        750 LEXINGTON AVENUE
             27TH FLOOR
         NEW YORK, NEW YORK                            10022-1208
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 446-5258

                               ----------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          Common Stock, $.03 par value
                             (TITLE OF EACH CLASS)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year.

             $64,116,000 for the fiscal year ended October 29, 1995


  State the aggregate market value of the voting stock held by non-affiliates of the issuer.

                        $37,118,112 at January 19, 1996

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Common Stock, 6,142,441 shares outstanding at January 19, 1996

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Company's definitive proxy statement to be filed on or about February 26, 1996 is incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

  Alpha Technologies Group, Inc. ("Alpha" or the "Company"), through its wholly-owned subsidiary, Wakefield Engineering, Inc. ("Wakefield"), and its 80%-owned subsidiary, Uni-Star Industries, Inc. ("Uni-Star"), designs, manufactures and sells thermal management products and connectors. The Company's thermal management products serve the microprocessor, computer, consumer electronics, transportation and other industries, and its connector products serve the defense, telecommunications, automotive and aerospace industries. Thermal management products, principally heat sinks, remove excess heat generated by electronic components within personal computers, power supplies, stereo amplifiers and other electronic systems. The Company also designs, manufactures and sells miniature and micro-miniature connectors to meet rigid industrial and military specifications. Most of the Company's connectors are customized products sold to niche markets.

  The Company was incorporated under its original corporate name, Synercom Technology, Inc., in Texas in 1969, as a software company, and was reincorporated in Delaware in 1983. In 1993, the Company began its transformation from a software company to its current business. In September of 1994, the Company sold the remaining aspects of its software and related services business ("Information Solutions Segment" or "ISS"). Since October 1993, the Company has grown through a combination of acquisitions and internal growth.

 Acquisitions

  The following table sets forth the significant acquisitions made by the Company during the last three fiscal years:

            MONTH ACQUIRED                            BUSINESS
            --------------                            --------
 October 1993........................ Thermal management operations in
                                      Wakefield and Fall River, Massachusetts
                                      ("Wakefield")
 June 1994........................... Connector and related product operations in South Pasadena, California,
                                      Montgomeryville, Pennsylvania and
                                      Cincinnati, Ohio ("Uni-Star")
 August 1994......................... Thermal management operations in
                                      Temecula, California ("Ahamtor")
 June 1995........................... Aluminum extrusion operations in
                                      Fullerton, California ("Specialty")

  Wakefield is a wholly-owned subsidiary of the Company; Ahamtor is a division of Wakefield and Specialty is a wholly-owned subsidiary of Wakefield. Uni-Star is an 80%-owned subsidiary of the Company.

 Discontinued Operation

  In September of 1994, the Company sold the assets and business of ISS for $4,000,000, of which $2,000,000 was paid at closing, $1,000,000 was paid in January of 1995 and the final $1,000,000 was paid in March of 1995.

PRODUCTS

 Thermal Management

  Thermal management products are designed to dissipate heat generated within electronic components and systems. The Company designs, manufactures and sells thermal management products which serve a variety of industries, including the microprocessor, computer, consumer electronics, industrial control, medical instrumentation, laser, power supply and conversion, telecommunication equipment, transportation and welding equipment industries. Company customers for thermal management products include leading original equipment manufacturers ("OEMs") of electronic equipment.

  The Company's principal thermal management products include:

Penguin(TM) Coolers........  Heat sinks specifically designed for high-
                             performance micro-processors and personal computers. These are used to solve thermal problems of Pentium and certain 486 and PowerPC products. Other microprocessor-specific products include fan heat sink assemblies (heat sinks with electric fans attached to them) and aluminum impregnated plastic heat sinks.

Extruded Heat Sinks........  Heat sinks and heat sink assemblies designed for high power industrial applications, including transportation and stereo amplifiers and bonded fin heat sinks used by makers of power supplies.

Low Power Heat Sinks.......  Heat sinks designed for heat dissipation in power semiconductors, transistors, rectifiers, diodes and other electronic components used in electronic applications. Typically, these are smaller components used on printed circuit boards.

Active Cooling Components..  These products use air or liquid to dissipate heat. Air-to-air heat exchangers use fans to exchange heat with cooler air and are used in high-performance telecommunications, military and aerospace systems. Liquid cooling systems are used in applications which require the removal of significantly greater amounts of heat such as mainframe computers.

Precision Compression
Mounting Clamp Systems.....  These products are complete mounting clamp and heat sink assembly systems for proper
                             installation, compression and cooling of high-power compression pack silicon-controlled rectifiers.

Accessory Products.........  The Company's accessories include high-
                             performance thermal compounds, adhesives, interface materials, hardware and installation tools and other accessories.

 Connectors

  Connectors are electro-mechanical devices which permit electronic components such as printed circuit boards, power supplies and peripherals to be attached and separated. The Company designs, manufactures and sells high-reliability miniature and micro-miniature connectors used in military-specification and high-performance applications. The Company's connector products are typically produced in small volumes for niche markets and are highly customized for the user's specific requirements. Connectors are required in many applications and are used in a diverse group of industries, including the military, aerospace, medical instrumentation and telecommunication industries. The Company's products also include backpanels, headers and automotive switches.

  The Company's connector products include:

Micro-Miniature
Rectangular Connectors.....  Connectors which are configured in one to four rows with up to 400 contacts and designed for high reliability military and commercial applications.

Coaxial Connectors.........  Coaxial connectors are single contact miniature and micro-miniature devices used predominantly in high reliability communications and control systems.

Circular Connectors........  The Company produces numerous families of circular connectors, including hermetic
                             connectors. Hermetic connectors are designed and produced to be impervious to liquids and gases and to function in severe environmental areas such as jet engines and various instrumentation and manufacturing systems.

Backpanels and Headers.....  Backpanels are manufactured either as aluminum or printed circuit card units for use in control systems and avionics. The Company also produces VME (an international specification) backpanels and systems enclosures containing backpanels. The Company also provides automatic wire wrapping services, which permit engineers to test and de-bug prototype boards before producing printed circuit cards.

Automotive Switches........  The Company's automotive switches are used for brake lights, door jams, cruise control, neutral safety start, junction blocks and other automotive uses.

Telephone Module Plugs.....  Modular plugs are available for telephones and other applications.

CUSTOMERS

  The Company has established a broad base of over three thousand customers, representing a wide range of industries. Customers for thermal management products include leading original equipment manufacturers ("OEMs") of electronic equipment. Customers for connector products are major aerospace and military system and subsystem suppliers.

  No single customer accounted for greater than 10% of the Company's revenues during its fiscal year 1994 or 1995. The electronics industry, especially the high-performance microprocessor and personal computer markets, represents the Company's fastest growing customer group. Sales of the Company's thermal management products in the microprocessor industry accounted for most of the growth of such sales in the fiscal year ended October 29, 1995. Generally, sales of connectors to the defense industry account for approximately 50% of connector sales.

  The Company's products are incorporated into high technology products manufactured by OEMs and, accordingly, must meet exacting specifications. A substantial portion of the Company's OEM customers require the Company to qualify as an approved supplier. In order to so qualify, the Company must satisfy stringent quality control standards and undergo extensive in-plant inspections of its manufacturing processes, equipment and quality control systems.

SALES, MARKETING, AND DISTRIBUTION

  The Company designs, manufactures and sells both standard and customized products. The Company seeks to become a strategic supplier to its customers and to differentiate itself from its competitors by offering a higher level of service and technical sales support to its customers. The Company has a team of trained technical applications engineers and technicians who are dedicated to providing ongoing technical support. These engineers and technicians develop application-related literature, provide answers to customers' questions on the use and application of the Company's products and provide field support to customers. In addition, the Company has entered into a joint marketing relationship with Flomerics, the developer of FLOtherm, a software used by engineers to design new thermal management products, to make joint presentations at trade shows and for Flomerics to feature products developed by the Company in its demonstrations. The Company believes the technical services provided by its engineers and technicians are an important factor in its sales and product development efforts.

  The Company sells its products through in-house sales personnel and a network of independent contract manufacturers' representatives and distributors. In North America, thermal management products are marketed through a seven-person direct sales force, 21 sales representatives and 51 distributors, and connectors are marketed through 17 manufacturers' representatives supported by the Company's seven-person sales force. In international markets, the Company uses nine manufacturers' representatives and 19 international distributors. International sales of connector products are supported by two Company facilities located in England and France, which also assemble and sell micro-miniature connectors for the European market.

  In general, the Company's sales representatives and distributors have entered into agreements that allow for termination by either party upon 30 to 90 days notice. Generally, distributors are permitted to return a small portion of products purchased by them during the term of the agreements and to return all products (other than obsolete products) purchased by them upon termination by the Company, historically such returns have been minimal. The Company's distributors are generally not precluded from marketing competitive products.

RESEARCH AND PRODUCT DEVELOPMENT

  The Company's product development strategy is focused on engineering modifications of existing products in response to customer needs. The Company does not focus on the development of entirely new products or materials. During fiscal 1994, the Company spent $674,000 on product research and development, and during fiscal 1995, it spent $1,109,000, primarily for development of thermal management products. The Company believes that its technical capabilities, in conjunction with collaborative efforts with customers, will allow it to continue to introduce products responsively and quickly.

  The Company is currently developing standard and custom heat sink assemblies for next generation microprocessors, such as the P6 (Pentium Pro) and P7. In addition, the Company plans to expand product offerings for many types of low power heat sinks and to expand its collaboration programs with manufacturers of alternative materials to achieve cost reduction and performance improvements for thermal management components.

  The Company intends to continue developing new connector products by modifying and enhancing its current products as well as internally developing new product lines. In keeping with this strategy, the Company is currently designing and developing its next generation micro-miniature connector family, which it expects will quadruple connection capacity in a given space. The Company expects to begin marketing these products in 1996.

COMPETITION

  The thermal management market is highly competitive. There are several companies which compete directly with the Company in the thermal management business and offer products and services similar to those offered by the Company. Although no one competitor is dominant, there are four principal competitors in the thermal management market, including the Company. The Company's three major competitors are Aavid Thermal Technologies, Inc., IERC, a division of Dynamics Corporation of America, and Thermalloy, a division of Bowthorpe, plc. Two of the Company's thermal management product competitors are divisions of larger corporations and, as such, have significantly greater financial, marketing and technical resources than the Company. Additional competition comes from hundreds of small machine shops located throughout the country.

  The connector industry is highly fragmented with competition drawn along very specific product lines. The larger connector companies, which include AMP, Molex, ITT and Labinal, are large multi-national companies. These firms have financial, marketing and technical resources far greater than the Company's. Typically, these firms manufacture mass market, large volume standardized products which do not compete directly with the Company's product lines. The Company's principal competition in its connector operations, comes from smaller niche-oriented companies which, like the Company, focus on low volume customized products. Occasionally, the Company competes with smaller divisions of the larger firms. The Company's direct competitors include HCC and Deutsch in the hermetic connector market, CTS's Fabritek division and Teradyne in the backpanel and header market, and ITT's Cannon division and Labinal's Cinch division in the miniature and micro-miniature connector market.

  The Company seeks to offer its customers customized value-added products that meet their individual needs. By maintaining a strong engineering capability, the Company is able to provide products that meet customer specifications in a timely manner.

BACKLOG

  The Company's backlog as of October 29, 1995 was approximately $21.1 million compared with $9.5 million on October 31, 1994. Backlog typically consists of purchase orders scheduled for shipment within 60 days following the order date for thermal management products and 90 days for connector products. The Company's backlog at any time is not indicative of future revenue. The Company has also entered into buying agreements with several customers for its connectors, including Lockheed Martin, Raytheon and Rockwell International. These buying agreements generally provide that, for a term of 18 months to two years, a customer will purchase all its requirements, if any, for a particular product from the Company for a fixed price.

PROPRIETARY RIGHTS

  The Company applies for patents with respect to its most significant patentable developments. It owns seven patents related to its thermal management products which expire from 1997 to 2012, and it has five patents pending. The Company owns 12 patents related to its connector products. Management believes that its competitive position is not dependent on patents and that patent expirations will not materially adversely affect the Company's competitive position.

RAW MATERIALS

  The principal raw material used in thermal management products is aluminum. The principal raw materials used in connector products are aluminum, copper, stainless steel and steel alloy. The Company also uses gold, plating chemicals, plastics, bar metal and wire in its production of connectors. The price of raw materials represents a significant portion of the cost of the Company's products. With the exception of a portion of the Company's extruded aluminum needs supplied under a one-year fixed price contract, these prices are based upon market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Although thermal management products are generally shipped within 60 days and connectors are generally shipped within 90 days, of receipt of orders, increases in raw materials prices cannot always be reflected in product sales price. All raw materials are readily available from multiple suppliers at competitive prices. In addition, Specialty supplies a portion of the Company's needs for extruded aluminum.

ENVIRONMENTAL

  The Company believes that it conducts its operations in substantial compliance with applicable environmental requirements.

  The Company uses several metal finishing processes in conjunction with manufacturing its products. Anodizing, a method of electro-charging aluminum and coating it with chemicals to enhance appearance and improve corrosion resistance, is used in manufacturing heat sinks and certain other thermal management products. Anodizing is done by the Company at its Fall River, Massachusetts facility. A waste-product of the anodizing process is removed from the Fall River facility by licensed waste haulers. The Company's Temecula, California thermal management facility utilizes fully licensed third party vendors to anodize its products. The Company also uses plating in its connector operations to improve the products' appearance, provide corrosion protection and, in some cases, enhance conductivity. The Company's connector facilities in South Pasadena, California and Cincinnati, Ohio include precious metal plating operations. These operations generate small amounts of toxic waste, which are removed from the facilities by licensed waste haulers.

  While the Company believes that it has all environmental permits necessary to conduct its business and that its activities conform to current environmental regulations, more stringent environmental regulations may be enacted in the future, and there can be no assurance that the Company will not incur significant costs in the future in complying with such regulations. Local environmental agencies monitor the Company's operations for ongoing compliance with environmental requirements, and the Company is required to correct any violations revealed by such monitoring. Although the Company is periodically subject to notices of violations with respect to environmental requirements, it is not aware of any violations that would require the Company to incur material cost, nor has the cost of complying with environmental laws represented a material cost to the Company.

EMPLOYEES

  On October 29, 1995, the Company had 693 employees (665 of whom were full time). Its thermal management operations had 400 employees (388 of whom were full time), all in domestic operations, and its connector operations had 277 employees in domestic operations (263 of whom were full time) and eight residents outside the United States (all of whom were full time). In addition, the Company had 8 corporate employees (6 of whom were full time). Employees are not represented by a labor union. Management believes that employee relations are excellent.

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company has leases for manufacturing facilities at the following locations:

                           APPROXIMATE                              EXPIRATION
        LOCATION           SQUARE FEET   PRINCIPAL FACILITY USE        DATE
        --------           ----------- --------------------------- -------------
South Pasadena,
 California..............    52,696            connectors            May 2004
Temecula, California.....    44,200    thermal management products November 2004
Fullerton, California....    15,000    thermal management products  August 1998
Cincinnati, Ohio.........    18,000            connectors          November 1999
Wakefield, Massachusetts.    56,500    thermal management products November 2003
Fall River,
 Massachusetts...........    60,000    thermal management products  April 2000
Colmar, Pennsylvania.....    37,000            connectors           March 2000

  Management feels that these facilities are in good condition and suitable for the purposes for which they are used. The Company has office space for its corporate staff in Houston, Texas, Santa Monica, California and New York, New York.

  In addition, the Company currently has approximately 67,000 square feet of leased space in Houston, Texas, substantially all of which is subleased under subleases which expire concurrently with the Company's overlease in 1998. See
Note 9 to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

  There are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted during the fourth quarter of fiscal 1995 to a vote of the holders of the Company's common stock, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

  The Company's common stock is traded on The Nasdaq Stock Market, National Market System (NMS) under the symbol ATGI. Through the facilities of the NASDAQ/NMS reporting system, actual sales prices of the Company's common stock are available.

  The following table sets forth the high and low sales prices of the Company's common stock as reported on the NASDAQ National Market System for each full quarterly period within the Company's two most recent fiscal years:

                         1994              HIGH    LOW
                         ----              ----    ---
            First Quarter.................  3 1/8   2 9/16
            Second Quarter................  4       2 5/8
            Third Quarter.................  3 3/4   3
            Fourth Quarter................  5 3/8   3 3/8
                         1995              HIGH    LOW
                         ----              ----    ---
            First Quarter.................  6       4 7/8
            Second Quarter................  7 1/8   4 7/8
            Third Quarter................. 12 3/8   5 1/4
            Fourth Quarter................ 13 3/8   8 3/8

HOLDERS OF RECORD

  On December 29, 1995, there were approximately 227 holders of record of the Company's common stock.

DIVIDENDS

  The Company has paid no cash dividends on its common stock during fiscal years 1994 and 1995. The Board of Directors of the Company currently intends to retain earnings for further business development and, therefore, does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

  The Company entered the electronic components business in October 1993. The following table sets forth the significant acquisitions made by the Company during the last three fiscal years:

            DATE ACQUIRED                             BUSINESS
            -------------                             --------
 October 1993........................ Thermal management operations in
                                      Wakefield and Fall River, Massachusetts
                                      ("Wakefield")
 June 1994........................... Connector and related product operations in South Pasadena, California,
                                      Montgomeryville, Pennsylvania and
                                      Cincinnati, Ohio ("Uni-Star")
 August 1994......................... Thermal management operations in
                                      Temecula, California ("Ahamtor")
 June 1995........................... Aluminum extrusion operations in
                                      Fullerton, California ("Specialty")

  The results of operations acquired are included in the Company's consolidated results of operations only since their respective acquisition dates. In September 1994, the Company sold the assets and business of its Information Solutions Segment ("ISS") and is no longer in the software business. The consolidated financial statements of the Company report separately the net assets, gain on the sale and results of operations of such discontinued operation. Such operation is not included in the following discussion.

RESULTS OF OPERATIONS

  Sales. Total sales were $64,116,000 in fiscal year 1995 as compared to $30,145,000 in fiscal 1994, an increase of $33,971,000 or 112.7%. Thermal management sales increased to $43,865,000 in fiscal 1995 from $20,758,000 in fiscal 1994. This 111.3% increase in thermal management sales was due to internal growth of 66.1% and Ahamtor and Specialty sales from the dates of acquisition. Internal growth was due to higher sales of extruded heat sink products, primarily Penguin Coolers, related to the rapid growth of the high-performance microprocessor market. Connector sales were $20,251,000 during fiscal 1995 compared to $9,387,000 during fiscal 1994. Fiscal year 1994 included only five months of connector sales following the acquisition of Uni-Star on June 1, 1994; however, connector sales for the 1994 period were above average because products were shipped under backorders existing at the time of acquisition.

  Gross Profit. The Company's gross profit as a percent of total revenues ("gross profit percentage") for fiscal 1995 was 26.9% compared to 31.6% for fiscal 1994. This decrease in gross profit percentage was a result of (i) the inclusion in the 1995 period of Ahamtor and Specialty, which have lower gross profit percentages than the Company's average, (ii) an increase in the cost of aluminum, a portion of which could not be reflected in the sales price of the Company's products, (iii) a significant increase in sales of Penguin Coolers, which have a lower gross profit percentage than the Company's average, (iv) a high gross profit contribution during the 1994 period from backorders existing at the time of the acquisition of Uni-Star and (v) a change in the mix of products sold from higher margin customized connector products to lower margin standard connector products.

  Research and Development Expense. Research and development expense includes the cost of enhancing existing products and, to a lesser extent, the cost of developing new products. Research and development expenses were $1,109,000 in fiscal 1995 compared to $674,000 in fiscal 1994. The increase was due to an increase in engineering staff as well as new licensing costs for engineering software and the purchase of related workstations.

  Selling, General and Administrative Expense. Selling, general and administrative expenses during fiscal 1995 were $11,941,000, or 18.6% of sales, compared to $6,572,000, or 21.8% of sales, during the prior fiscal year. This decrease in selling, general and administrative expenses as a percentage of sales for fiscal 1995 compared to fiscal 1994 was primarily attributable to increased sales without a proportionate increase in selling, general and administrative expenses.

  Investment Income. In the past, the Company held marketable securities for both strategic and investment purposes. Securities held for investment purposes were reflected at fair market value, and the gain or loss was reflected in investment income. Securities held for strategic purposes were reflected at fair market value with the unrealized gain or loss thereon reflected in stockholders' equity. The gain or loss on such securities was reflected as investment income only upon sale. Investment income for fiscal 1995 included $55,000 of investment security gains and $199,000 of gains on sales of strategic investment securities. In September 1995, the Company adopted a policy precluding any equity investments other than for strategic purposes. The Company currently has no investment in marketable securities.

  Interest Income (Net). Interest income, which was $263,000 for fiscal 1995 and $168,000 for fiscal 1994, was earned on excess cash. Interest expense was $775,000 for fiscal 1995 and $131,000 for fiscal 1994.

  Income Taxes. The Company's provision for income taxes was impacted substantially by tax benefits from net operating loss carryforwards ("NOL Carryforwards"). The Company's tax provision is summarized as follows (in thousands):

                                                              FISCAL   FISCAL
                                                               1994     1995
                                                              -------  -------
      Income before tax...................................... $ 2,456  $ 3,959
                                                              =======  =======
      Tax at Federal statutory rate (34%).................... $   835  $ 1,346
      State taxes, net of federal benefit....................     305      311
      Net reversal of Valuation Allowance....................  (2,846)  (1,972)
      Effects of discontinued operations and other...........     846      174
                                                              -------  -------
      Income tax (benefit)................................... $  (860) $  (141)
                                                              =======  =======

  On November 1, 1993, the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). On that date, the Company had NOL Carryforwards of $23,214,000, which resulted in a potential future tax benefit of $7,893,000 (34% of the NOL Carryforwards). In addition to tax benefits related to NOL Carryforwards, the Company had net tax benefits of $814,000 related to tax credits and $714,000 related to certain temporary differences. The Company established a net deferred tax asset for the total of the aforementioned tax benefits of $9,421,000. Due to the lack of taxable income in several prior years and uncertainty regarding the utilization of NOL Carryforwards, a valuation allowance equal to the net deferred tax asset was established (the "Valuation Allowance").

  During fiscal 1994, the Company reversed $2,846,000 of the Valuation Allowance. The reversal represented (a) tax benefits of (i) $1,807,000 (34% of the $5,314,000 of NOL Carryforwards utilized that year) and (ii) $1,360,000 resulting from Management's estimate of probable future taxable income, offset by (b) $321,000 related to the tax effects of temporary differences. For fiscal 1995, the Company reversed $1,972,000 of the Valuation Allowance. This reversal represented (a) tax benefits of (i) $1,232,000 (34% of the $4,647,000 of NOL Carryforwards utilized, less the portion of the Valuation Allowance previously allocated to these NOL Carryforwards) and (ii) $924,000 resulting from Management's estimate of future taxable income, offset by (b) $184,000 related to the tax effects of temporary differences. These reversals of the Valuation Allowance are reflected as income tax benefits in the respective periods. The remaining Valuation Allowance of $4,603,000 (primarily relating to net operating losses of $13,252,000) will be reversed as warranted by future profitable operations and Management's future estimates of the realization of the deferred tax asset based on expected taxable income.

  On October 29, 1995, the Company had, for tax purposes, remaining NOL Carryforwards of approximately $13,252,000 available to offset future taxable income, and approximately $747,000 of unused investment and research and development tax credits available to offset future Federal income taxes. The NOL Carryforwards will expire from 2000 to 2008, and the tax credit carryforwards will expire from 1996 to 2005. All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In addition,
Section 382 of the Internal Revenue Code significantly limits the amount of NOL Carryforwards usable by a corporation following a more than 50% change in ownership of the corporation during a three-year period. It is possible that subsequent transactions involving the Company's capital stock could result in such a limitation.

  Minority Interest. The minority interest not acquired by the Company related to the Uni-Star business was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company owns 80% of the outstanding stock of Uni-Star.

  Discontinued Operation. The Company sold its software product business in September 1994. The purchase price was $4 million, of which $2 million was paid at closing, $1 million was paid in January 1995 and the final $1 million was paid in March 1995. An expense of approximately $800,000 was accrued, principally representing lease payments and estimated costs that the Company expected to incur on the space used by the disposed business, less estimated payments that it expected to receive for subleasing the space. The Company recognized a gain on the sale of $1,380,000, net of the $800,000 accrual, income taxes and a reserve to cover contingencies.

LIQUIDITY AND CAPITAL RESOURCES

  Funds for operations and purchases of capital equipment, businesses and stock for the fiscal year ended October 29, 1995 were provided primarily from existing cash, advances under the Wakefield and Uni-Star loan agreements and from operating activities. The funds were used as follows:

    (i) $2,560,000 were used to purchase Specialty and to retire existing Specialty debt;

    (ii) $5,009,000 were used to purchase equipment, including machines to add capacity and improve productivity in the manufacturing of extruded heat sinks, primarily Penguin Coolers, and to upgrade internal computer systems; and

    (iii) approximately $2,118,000 were used to purchase 391,155 shares of Common Stock pursuant to the Company's Common Stock repurchase plan. This repurchase program has been completed.

  In June 1994, Wakefield entered into a loan agreement which included a revolving credit facility of up to $4 million, an equipment term loan of $1,250,000 and an equipment credit facility of $600,000. In May 1995, Wakefield amended this loan agreement to increase the revolving credit facility to $7 million and the equipment credit facility to $1,050,000, and to extend the term of the revolving credit facility to April 30, 1997. In addition, Wakefield borrowed $265,000 as an equipment term loan. Interest on the revolving credit facility and equipment loans accrues at the bank's corporate base rate plus
 .75%. On October 29, 1995, the interest rate on the bank debt was 9 1/2% per annum. The obligations under the loan agreement are currently secured by a first lien on and assignment of the assets of Wakefield, excluding Specialty's assets. The loan agreement includes various financial covenants which the Company was in compliance with on October 29, 1995. On, October 29, 1995, $6,104,000 was outstanding under the revolving credit facility. Wakefield is currently negotiating with its lender to increase the revolving credit facilities to $9,000,000 (including loans to be made to Specialty).

  On August 31, 1995, Uni-Star entered into an accounts receivable loan agreement which included a revolving credit commitment of up to $2.5 million. Uni-Star also entered into an equipment term loan in the amount of $750,000 (from which $104,000 of preexisting debt was refinanced) and an equipment acquisition facility of $300,000. The initial proceeds of $963,000 from the revolving credit commitment and $646,000 net proceeds from the equipment term loans were used to repay advances of $1,609,000 from the Company to Uni-Star. The proceeds from the equipment acquisition facility may be used only for the purchase of capital equipment. Interest on the funds advanced under the revolving credit commitment ($1 million on October 29, 1995) accrues at the bank's prime corporate rate plus .50% (9 1/4% per annum on October 29, 1995) and interest on the equipment term loan accrues at the bank's prime rate plus
 .75% (9 1/2% per annum on October 29, 1995). The principal amount of the equipment term loan is repayable in 48 equal monthly installments, beginning October 1, 1995. All Uni-Star credit facilities are secured by a first lien and assignment of substantially all Uni-Star's assets, including its accounts receivable, inventory, equipment and general intangibles.

  Working capital on October 29, 1995 was $15,696,000. The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities should be sufficient to fund its operations.

ITEM 7. FINANCIAL STATEMENTS.

  Financial statements required pursuant to this Item are presented on pages F-1 through F-16 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  During the twenty-four month period preceding October 29, 1995, the Company has neither changed accountants nor had disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 26, 1996, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 26, 1996, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 26, 1996, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 26, 1996, and is incorporated herein by reference.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   NO.
   ---
  3.1    --Certificate of Incorporation of the Company, as amended.(1)(2)
  3.1(a) --Amendment to the Certificate of Incorporation of the Company. (Filed
           Herewith)
  3.2    --By-laws of the Company.(3)
 10.1    --Issuer's 1981 Incentive Stock Option Plan, together with amendments thereto.(2)
 10.2    --Issuer's 1983 Incentive Stock Option Plan, together with amendments thereto.(2)
 10.3    --Issuer's 1983A Incentive Stock Option Plan, together with amendments thereto.(2)
 10.4    --Issuer's 1984 Incentive Stock Option Plan, together with amendments thereto.(2)
 10.5    --Issuer's 1985 Stock Option Plan, together with amendments thereto.(2)(4)(5)(6)(7)
 10.6    --Issuer's 401-K Savings/Stock Purchase Plan.(8)
 10.7    --Lease Agreement, dated October 7, 1987, between PIC Realty
           Corporation and Issuer.(9)
 10.8    --Lease dated as of October 29, 1993 by and between The Equitable Life
           Assurance Society of the United States and Wakefield Engineering,
           Inc.(10)
 10.9    --Asset Purchase Agreement dated as of May 24, 1994, between Microdot
           Inc. and ETP Acquisition Corp. (now known as Uni-Star Industries,
           Inc.)(11)
 10.10   --Standard Industrial/Commercial Single-Tenant Lease dated as of June
           1, 1994 by and between Pasadena Industrial Associates and Uni-Star
           Industries, Inc.(10)
 10.11   --Lease dated as of November 29, 1994 by and between The Goldsmith
           Properties Company and Uni-Star Industries, Inc.(10)
 10.12   --Lease Agreement dated as of January 1995 by and between Robert L.
           Byers and Joyce F. Byers and Uni-Star Industries, Inc.(10)
 10.13   --Asset Purchase Agreement dated as of August 31, 1994 between
           Wakefield Engineering, Inc. and Aham Tor, Inc.(12)
 10.14   --Asset Purchase agreement dated as of September 13, 1994 between the
           Company and Logica North America Inc.(13)
 10.15   --Issuer's 1994 Stock Option Plan as amended and restated. (Subject to approval of stockholders at the Issuer's next Annual Meeting.) (Filed
           Herewith)
 10.16   --Loan and Security Agreement dated as of June 22, 1994 entered into by and between Shawmut Bank, N.A. and Wakefield Engineering, Inc., together with amendment thereto. (The exhibits and schedules to the
           Loan and Security Agreement are listed on the last page of such
           Agreement. Such exhibits and schedules have not been filed by the
           Issuer, who hereby undertakes to file such exhibits upon request of the Commission.)(10)(14)
 10.17   --Accounts Receivable Loan Agreement between Uni-Star Industries, Inc.
           and City National Bank dated as of August 30, 1995.(15)

 10.17(a) --First Amendment to Accounts Receivable Loan Agreement dated as of
           October 27, 1995 by and between Uni-Star Industries, Inc. and City
           National Bank. (Filed Herewith)
 10.18    --Asset Purchase Agreement dated as of June 30, 1995 among Specialty
           Extrusions Ltd., Walter Hastie and William Esparza, and Specialty
           Acquisition Corp. (now known as Specialty Extrusion Corp.) and
           Wakefield Engineering, Inc.(16)
 10.19    --Lease dated September 1, 1993 between B&K Investment Corp. and
           Specialty Extrusions, Ltd., together with assignment thereof dated
           June 30, 1995 from Specialty Extrusions, Ltd. to Specialty
           Acquisition Corp. (now known as Specialty Extrusion Corp.) (Filed
           Herewith)
 10.20    --Employment Agreement with Lawrence Butler dated September 29, 1995.
           (Filed Herewith)
 10.21    --Indenture of Lease Agreement dated as of December 20, 1994 by and between Richard J. Tobin, as Trustee of JLN Realty Trust, under
           Declaration of Trust dated June 15, 1981 and filed with Bristol
           County Fall River District Registry of Deeds Land Court Records as
           Document 12977, and Wakefield Engineering, Inc. (Filed Herewith).
 10.22    --Industrial Space Lease dated as of September 29, 1995 by and between Rancon Income Fund I and Wakefield Engineering, Inc. (Filed
           Herewith).
 11       --Computation of net income per share. (Filed Herewith)
 21       --Subsidiaries of Registrant.(10)
 23.1(a)  --Consent of Arthur Andersen LLP. (Filed Herewith)
 23.1(b)  --Consent of Arthur Andersen LLP. (Filed Herewith)
 27       --Financial Data Schedule. (Filed Herewith)

--------
(1) Incorporated herein by reference to the Issuer's Registration Statement on Form S-1 (Reg. No. 33-2979), which became effective March 7, 1986.
(2) Incorporated herein by reference to the Issuer's Registration Statement on Form S-8, filed September 28, 1987 (Reg. No. 33-17359).
(3) Incorporated herein by reference to the Company's Annual Report or Form 10-K for the year ended October 31, 1991.
(4) Incorporated herein by reference to the Issuer's Registration Statement on Form S-8, filed March 17, 1988 (Reg. No. 33-20706).
(5) Incorporated herein by reference to the Issuer's Registration Statement on Form S-8, filed June 30, 1989 (Reg. No. 33-29636).
(6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1990.
(7) Incorporated herein by reference to the Issuer's Registration Statement on Form S-8, filed June 23, 1992 (Reg. No. 33-48663).
(8) Incorporated herein by reference to the Issuer's Registration Statement on Form S-8, filed January 29, 1987 (Reg. No. 33-11627).
(9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1987.
(10) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994.
(11) Incorporated herein by reference to the Company's Form 8-K dated June 1, 1994, filed on or about June 13, 1994.
(12) Incorporated herein by reference to the Company's Form 8-K dated August 31, 1994, filed on or about September 13, 1994.

(13) Incorporated herein by reference to the Company's Form 8-K dated September 21, 1994, filed on or about October 4, 1994.
(14) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended April 30, 1995 filed on June 14, 1995.
(15) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended July 30, 1995 filed on September 13, 1995.
(16) Incorporated herein by reference to the Company's Form 8-K dated June 30, 1995, filed on or about July 14, 1995.

REPORTS ON FORM 8-K

  No report on Form 8-K was filed during the fourth quarter of the year ended October 29, 1995.

                                   SIGNATURES

  IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Alpha Technologies Group, Inc.

Date: January 26, 1996                            /s/ Lawrence Butler
                                          By___________________________________
                                                      Lawrence Butler
                                                       President and
                                                  Chief Executive Officer

  IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/ Marshall D. Butler
------------------------------------
        (Marshall D. Butler)         Chairman of the Board
       /s/ Lawrence Butler
------------------------------------
         (Lawrence Butler)           Chief Executive Officer and
                                      Director (Principal
                                      Executive Officer)
     /s/ Johnny J. Blanchard
------------------------------------
       (Johnny J. Blanchard)         Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)
     /s/ Donald K. Grierson
------------------------------------
        (Donald K. Grierson)         Director                       January 26, 1996
      /s/ Frederic A. Heim
------------------------------------
         (Frederic A. Heim)          Director
   /s/ Warren G. Lichtenstein
------------------------------------
      (Warren G. Lichtenstein)       Director
       /s/ Kenneth W. Rind
------------------------------------
         (Kenneth W. Rind)           Director

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Financial Statements:
  Report of Independent Public Accountants................................. F-2
  Consolidated Balance Sheets--October 31, 1994 and October 29, 1995....... F-3
  Consolidated Statements of Income--For the Years Ended October 31, 1993
   and 1994
   and October 29, 1995.................................................... F-4
  Consolidated Statements of Stockholders' Equity--For the Years Ended
   October 31, 1993
   and 1994 and October 29, 1995........................................... F-5
  Consolidated Statements of Cash Flows--For the Years Ended October 31,
   1993 and 1994
   and October 29, 1995.................................................... F-6
  Notes to Consolidated Financial Statements............................... F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.

  We have audited the accompanying consolidated balance sheets of Alpha Technologies Group, Inc., (a Delaware corporation) and subsidiaries as of October 31, 1994 and October 29, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Technologies Group, Inc. and subsidiaries as of October 31, 1994 and October 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 29, 1995, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Houston, Texas
November 16, 1995

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS--OCTOBER 31, 1994 AND OCTOBER 29, 1995

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        OCTOBER 31, OCTOBER 29,
                        ASSETS                             1994        1995
                        ------                          ----------- -----------
CURRENT ASSETS:
  Cash.................................................   $ 7,406     $ 6,058
  Marketable securities (Note 4).......................       937          --
  Notes receivable (Note 3)............................     2,000          --
  Accounts receivable, net of reserves of $111 and $277
   (Note 8)............................................     7,392      11,982
  Inventories, net (Notes 5 and 8).....................     5,831       8,191
  Prepaid expenses (Note 8)............................       742       1,119
                                                          -------     -------
    Total current assets...............................    24,308      27,350
PROPERTY AND EQUIPMENT, at cost (Note 8):
  Manufacturing equipment, leasehold improvements,
   furniture, fixtures and other.......................     4,274      10,930
  Less--Accumulated depreciation and amortization......       315       1,313
                                                          -------     -------
    Property and equipment, net........................     3,959       9,617
GOODWILL, net (Notes 2 and 8)..........................     1,667       2,813
OTHER ASSETS, net (Notes 8 and 14).....................     1,755       2,476
                                                          -------     -------
                                                          $31,689     $42,256
                                                          =======     =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable, trade..............................     3,421       5,166
  Accrued compensation and related benefits (Note 6)...     1,402       2,329
  Other accrued liabilities (Note 7)...................     2,222       2,426
  Current portion of long-term debt (Note 8)...........       346         850
  Current portion of other long-term liabilities (Note
   9)..................................................       993         883
                                                          -------     -------
    Total current liabilities..........................     8,384      11,654
LONG-TERM DEBT (Note 8)................................     3,556       9,093
OTHER LONG-TERM LIABILITIES (Note 9)...................     1,821       1,010
COMMITMENTS AND CONTINGENCIES (Note 15)
MINORITY INTEREST (Note 2).............................     1,384       1,736
STOCKHOLDERS' EQUITY (Notes 4, 10, 11 and 12):
  Preferred stock, $100 par value; shares authorized
   180,000.............................................        --          --
  Common stock, $.03 par value; shares authorized
   17,000,000;
  issued 6,727,345 at October 31, 1994 and 6,977,845 at
   October 29, 1995....................................       202         209
  Additional paid-in capital...........................    38,670      39,114
  Retained deficit.....................................   (21,207)    (17,459)
  Unrealized (loss) on marketable securities, net of
   income taxes........................................      (138)         --
  Treasury stock, at cost (544,249 common shares at
   October 31, 1994
   and 935,404 common shares at October 29,1995).......      (983)     (3,101)
                                                          -------     -------
    Total stockholders' equity.........................    16,544      18,763
                                                          -------     -------
                                                          $31,689     $42,256
                                                          =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

       FOR THE YEARS ENDED OCTOBER 31, 1993 AND 1994 AND OCTOBER 29, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    OCTOBER 31,
                                                --------------------   OCTOBER
                                                  1993       1994     29, 1995
                                                ---------  ---------  ---------
SALES (Note 2)................................  $     258  $  30,145  $  64,116
COST OF SALES.................................        190     20,627     46,888
                                                ---------  ---------  ---------
  Gross profit................................         68      9,518     17,228
OPERATING EXPENSES:
  Research and development....................         11        674      1,109
  Selling, general and administrative.........         48      6,572     11,941
                                                ---------  ---------  ---------
    Total operating expenses..................         59      7,246     13,050
                                                ---------  ---------  ---------
OPERATING INCOME..............................          9      2,272      4,178
INVESTMENT INCOME (Note 4)....................         --        108        258
INTEREST AND OTHER INCOME (EXPENSE), net (Note
 8)...........................................        337         76       (477)
                                                ---------  ---------  ---------
INCOME BEFORE TAXES...........................        346      2,456      3,959
PROVISION (BENEFIT) FOR INCOME TAXES (Note
 14):
  Current.....................................        101        500        530
  Deferred....................................         17     (1,360)      (671)
                                                ---------  ---------  ---------
    Total provision (benefit) for income
     taxes....................................        118       (860)      (141)
                                                ---------  ---------  ---------
INCOME BEFORE MINORITY INTEREST, DISCONTINUED
 OPERATIONS AND EXTRAORDINARY CREDIT..........        228      3,316      4,100
LESS: MINORITY INTEREST (Note 2)..............         --       (384)      (352)
GAIN ON SALE OF DISCONTINUED OPERATIONS, net
 of income tax effect (Note 3)................         --      1,380         --
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
 net of income tax effect (Note 3)............        (22)       978         --
                                                ---------  ---------  ---------
INCOME BEFORE EXTRAORDINARY CREDIT............        206      5,290      3,748
EXTRAORDINARY CREDIT: Tax benefit of net
 operating loss carryforward (Note 14)........        111         --         --
                                                ---------  ---------  ---------
NET INCOME....................................  $     317  $   5,290  $   3,748
                                                ---------  ---------  ---------
PER COMMON AND COMMON EQUIVALENT SHARE
 (Note 13):
  Income before minority interest,
   discontinued operations and extraordinary
   credit.....................................  $    0.04  $    0.52  $    0.62
  Minority interest...........................         --      (0.06)     (0.05)
  Gain on sale of discontinued operations.....         --       0.22         --
  Discontinued operations.....................         --       0.15         --
  Extraordinary credit........................       0.01         --         --
                                                ---------  ---------  ---------
    Net income................................  $    0.05  $    0.83  $    0.57
                                                ---------  ---------  ---------
SHARES USED IN COMPUTING NET INCOME PER
COMMON EQUIVALENT SHARE.......................  6,017,543  6,343,604  6,605,147
                                                =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       FOR THE YEARS ENDED OCTOBER 31, 1993 AND 1994 AND OCTOBER 29, 1995
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                UNREALIZED
                                                                   GAIN
                           COMMON STOCK   ADDITIONAL RETAINED   (LOSS) ON  TREASURY STOCK
                         ----------------  PAID IN   EARNINGS   MARKETABLE ---------------
                          SHARES   AMOUNT  CAPITAL   (DEFICIT)  SECURITIES SHARES  AMOUNT
                         --------- ------ ---------- ---------  ---------- ------- -------
BALANCE, OCTOBER 31,
 1992................... 6,211,963  $186   $37,765   $(26,814)     $ --    461,249 $  (609)
Net Income..............        --    --        --        317        --         --      --
Issuance to employees
 pursuant to stock
 options plans (Note
 12)....................    69,926     2       104         --        --         --      --
                         ---------  ----   -------   --------      ----    ------- -------
BALANCE, OCTOBER 31,
 1993................... 6,281,889   188    37,869    (26,497)       --    461,249    (609)
                         ---------  ----   -------   --------      ----    ------- -------
Net Income..............        --    --        --      5,290        --         --      --
Issuance to employees
 pursuant to stock
 options plans (Note
 12)....................   445,456    14       801         --        --         --      --
Unrealized loss on
 marketable securities,
 net of income taxes
 (Note 4)...............        --    --        --         --      (138)        --      --
Stock repurchase (Note
 11)....................        --    --        --         --        --     83,000    (374)
                         ---------  ----   -------   --------      ----    ------- -------
BALANCE, OCTOBER 31,
 1994................... 6,727,345   202    38,670    (21,207)     (138)   544,249    (983)
                         ---------  ----   -------   --------      ----    ------- -------
Net Income..............        --    --        --      3,748        --         --      --
Issuance to employees
 pursuant to stock
 options plans (Note
 12)....................   250,500     7       444         --        --         --      --
Unrealized gain on
 marketable securities,
 net of income taxes
 (Note 4)...............        --    --        --         --       138         --      --
Stock repurchase (Note
 11)....................        --    --        --         --        --    391,155  (2,118)
                         ---------  ----   -------   --------      ----    ------- -------
BALANCE, October 29,
 1995................... 6,977,845  $209   $39,114   $(17,459)     $ --    935,404 $(3,101)
                         ---------  ----   -------   --------      ----    ------- -------

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE YEARS ENDED OCTOBER 31, 1993 AND 1994 AND OCTOBER 29, 1995
                                 (IN THOUSANDS)

                                                    OCTOBER 31,
                                                   ---------------  OCTOBER 29,
                                                    1993     1994      1995
                                                   -------  ------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income....................................... $   317  $5,290    $ 3,748
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net (income) loss from discontinued operations
   (Note 3).......................................      22    (978)        --
  Deferred income taxes (Note 14).................      --  (1,360)      (671)
  Gain on sale of marketable securities-available-
   for-sale (Note 4)..............................      --      --       (199)
  Depreciation and amortization...................      25     453      1,274
  Minority interest (Note 2)......................      --     384        352
  Gain on sale of discontinued operations (Note
   3).............................................      --  (1,380)        --
 Changes in assets and liabilities net of effects
  from acquisitions:
  (Increase) decrease in marketable securities--
   trading securities.............................      --     (27)        27
  (Increase) decrease in accounts receivable......      (4)    829     (3,085)
  (Increase) decrease in notes receivable.........      --  (2,000)     2,000
  (Increase) in prepaid expenses..................     (34)    (55)      (377)
  (Increase) decrease in inventories..............      89     (34)    (2,245)
  (Increase) decrease in goodwill.................      --      22       (952)
  Increase (decrease) in accounts payable, trade..     (70)    755        680
  Increase in accrued compensation and related
   benefits.......................................     276      99        927
  Increase (decrease) in other accrued
   liabilities....................................     (41)  1,541        204
  (Decrease) in other long-term liabilities.......      --      --       (921)
                                                   -------  ------    -------
   Total adjustments..............................     263  (1,751)    (2,986)
                                                   -------  ------    -------
   Net cash provided by continuing operations.....     580   3,539        762
   Net cash provided by discontinued operations
    (Note 3)......................................     596   1,456         --
                                                   -------  ------    -------
   Net cash provided by operating activities......   1,176   4,995        762
                                                   -------  ------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments............... (13,211)     --         --
 Proceeds from sale and maturity of short-term
  investments.....................................  12,595   3,516         --
 Payments and expenditures for business
  acquisitions (Note 2 and 16)....................  (4,966) (6,899)    (2,560)
 Proceeds from sale of discontinued operations....      --   2,000         --
 Purchase of marketable securities--available-for-
  sale (Note 4)...................................      --  (1,285)      (850)
 Proceeds from sale of marketable securities-
  available-for-sale (Note 4).....................      --     237      2,097
 Purchase of property and equipment, net..........     (78) (1,427)    (5,009)
 (Increase) in other assets, net..................     (95)     (6)      (162)
                                                   -------  ------    -------
  Net cash (used) by investing activities.........  (5,755) (3,864)    (6,484)
                                                   -------  ------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock (Note 12).     106     815        451
 Payments to repurchase common stock (Note 11)....      --    (374)    (2,118)
 Proceeds from debt (Note 8)......................      --  13,183     47,409
 Payments on debt (Note 8)........................      --  (9,281)   (41,368)
                                                   -------  ------    -------
  Net cash provided by financing activities.......     106   4,343      4,374
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS......................................  (4,473)  5,474     (1,348)
                                                   -------  ------    -------
CASH AND CASH EQUIVALENTS, beginning of year......   6,405   1,932      7,406
                                                   -------  ------    -------
CASH AND CASH EQUIVALENTS, end of period.......... $ 1,932  $7,406    $ 6,058
                                                   =======  ======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of Alpha Technologies Group, Inc. ("Alpha" or the "Company") (formerly Synercom Technology, Inc.) and its wholly- and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain information in the prior year financial statements has been reclassified to conform to the current year presentation. As more fully described in Note 3, the discontinued operation, the Information Solutions Segment ("ISS"), was deconsolidated and fiscal 1993 financial statements have been restated accordingly.

  The Company designs, manufactures and sells thermal management products and connectors. Thermal management products serve the microprocessor, computer, consumer electronics, transportation and other industries. Connector products serve the defense, telecommunications, automotive and aerospace industries.

 Revenue Recognition

  Revenue from product sales is generally recognized upon shipment to the customer.

 Marketable Securities

  Investments in marketable securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Of the three categories of securities prescribed by Statement 115, the Company's security investments are classified in one of the two following categories:

    Available-for-Sale Securities--These securities are stated at cost adjusted for market value fluctuations. Unrealized gains and losses created by changes in the market values of these securities are recognized as an adjustment to and are reported as a separate component of stockholders' equity, net of tax. The specific identification method is used in determining realized gains and losses from the sale of securities.

    Trading Securities--These securities are carried at market value. Realized and unrealized gains and losses are recognized currently in investment income. The specific identification method is used in determining gains and losses.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

 Property and Equipment

  The cost of property and equipment is depreciated using the straight-line method for financial reporting purposes over the estimated useful lives of such assets, ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the related lease term.

 Goodwill

  Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 15 years using the straight-line method. The accumulated amortization on October 31, 1994 and October 29, 1995 was approximately $6,500 and $163,000, respectively. Amortization expense of approximately $6,500 and $156,500 was recorded in fiscal 1994 and 1995, respectively.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

 Income Taxes

  The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("Statement 109") on November 1, 1993. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Prior to adopting Statement 109, income taxes were accounted for in compliance with APB Opinion No. 11--Accounting for Income Taxes; therefore, the tax benefit of net operating loss carryforwards for fiscal 1993 was classified as an extraordinary credit.

 Cash Flows

  During fiscal 1994 and 1995, taxes amounting to approximately $16,000 and $996,000, respectively, were paid. Interest payments in fiscal 1994 and 1995 amounted to approximately $116,000 and $693,000, respectively.

 Foreign Currency Translation

  Assets and liabilities of the Company's foreign operations are translated into U. S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rate for the period in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Resulting translation adjustments are reported as a separate component of shareholders' equity.

 Fiscal Year

  For fiscal 1995, the Company adopted a 52/53 week fiscal calendar ending on the last Sunday of October, therefore fiscal year 1995 ended on October 29, 1995. Fiscal years 1994 and 1995 both include 52 weeks of operations.

2. ACQUISITIONS

  On June 1, 1994, the Company, through Uni-Star Industries, Inc. ("Uni-Star"), an 80%-owned subsidiary, acquired substantially all of the assets and business and assumed certain liabilities of the Interconnect Systems Division of Microdot Inc. The aggregate purchase price of approximately $5,075,000 included a net cash payment of $4,836,000 and expenses of $239,000. The Company's share of the purchase price was $3,988,000. The minority interest not acquired by the Company is included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. On August 31, 1994, Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and business of Aham Tor, Inc. ("ATI"). The purchase price of $2,911,000 was paid in cash. Effective June 30, 1995, Wakefield acquired substantially all of the assets and business of Specialty Extrusion Ltd. ("Specialty"). The purchase price of $2,000,000 was paid in cash. In addition, the Company paid existing Specialty debt in the amount of $560,000. The acquisitions have been accounted for as purchase transactions, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each acquisition. Goodwill, which relates primarily to the ATI and Specialty acquisitions, represents the excess of cost over the fair value of the net assets acquired and is being amortized over 15 years using the straight-line method. Adjustments to the purchase price may be made during the 12 months following the date of acquisition as a

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES result of resolutions of uncertainties existing at the acquisition date. The operating results of Uni-Star, ATI and Specialty have been included in the Company's consolidated results of operations since their respective acquisition dates of June 1, 1994; August 31, 1994; and June 30, 1995.

  The following unaudited pro forma summary is not necessarily indicative either of results of operations that would have occurred had the purchases been made on November 1, 1992, or of future results of operations of the combined companies. Total revenues included in the following unaudited pro forma summary reflect the effect of accounting for ISS as a discontinued operation. Net income included in the following unaudited pro forma summary does not reflect the effect of income from discontinued operations or the gain on sale of discontinued operations.

  For the Periods Ended (Unaudited):

                                             OCTOBER 31,
                                       -------------------------   OCTOBER 29,
                                          1993         1994           1995
                                       ------------ ------------ -----------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Total revenues................... $     47,719 $     51,420   $     67,732
     Net income.......................          724        3,680          3,747
     Net income per common and common
      equivalent share................ $        .12 $        .58   $        .57
     Number of shares used in
     computing earnings per share.....        6,018        6,344          6,605

3. DISCONTINUED OPERATION

  Effective September 21, 1994, the Company sold the assets and business of ISS to Logica North America, Inc. ("Logica"). Logica purchased the rights to WMIS, a work management information system product; the intellectual property rights for the INFORMAP family of products; and the computer equipment, furniture and fixtures of ISS. The purchase price of $4,000,000 was paid as follows: (1) $2,000,000 cash at closing and (2) two promissory notes of $1,000,000 each with the first note paid 120 days after the closing and the second note 180 days after the closing. The sale resulted in a gain of approximately $1,380,000, net of income tax expense of $49,000.

  Summary operating results of the discontinued operation are as follows for the fiscal years ended October 31:

                                                                 1993     1994
                                                                -------  ------
                                                                (IN THOUSANDS)
     Revenues.................................................. $10,594  $8,184
     Costs and expenses........................................  10,617   7,186
                                                                -------  ------
     Income (loss) before taxes................................     (23)    998
     Income tax provision (benefit)............................      (1)     20
                                                                -------  ------
     Net income (loss)......................................... $   (22) $  978
                                                                =======  ======

4. MARKETABLE SECURITIES

  Marketable securities consist of equity securities classified as available-for-sale securities and trading securities. During fiscal year 1995, the Company disposed of all its marketable securities. On October 31, 1994 available-for-sale securities were valued at $910,000 and trading securities were valued at $27,000. A net unrealized holding loss on available-for-sale securities of $138,000, which is net of income taxes, was included in stockholders' equity on October 31, 1994. Proceeds from the sale of available-for-sale securities totaled approximately $2,097,000 for fiscal year 1995. A gain of $199,000 was realized on those sales and included in investment income for the year ended October 29, 1995.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

5. INVENTORIES

  Inventories consisted of the following on:

                                                         OCTOBER 31, OCTOBER 29,
                                                            1994        1995
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Raw materials and components......................   $3,428      $5,260
      Work in process...................................    1,488       1,803
      Finished goods....................................    1,059       1,548
                                                           ------      ------
                                                            5,975       8,611
      Valuation reserve.................................     (144)       (420)
                                                           ------      ------
                                                           $5,831      $8,191
                                                           ======      ======

6. ACCRUED COMPENSATION AND RELATED BENEFITS

  Accrued compensation and related benefits consisted of the following on:

                                                         OCTOBER 31, OCTOBER 29,
                                                            1994        1995
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Accrued salaries and wages........................   $  480      $  742
      Accrued vacation pay..............................      423         499
      Other.............................................      499       1,088
                                                           ------      ------
                                                           $1,402      $2,329
                                                           ======      ======

7. OTHER ACCRUED LIABILITIES

  Other accrued liabilities consisted of the following on:

                                                         OCTOBER 31, OCTOBER 29,
                                                            1994        1995
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Accrued commissions...............................   $  399      $  849
      Accrued state income taxes........................      469         156
      Other.............................................    1,354       1,421
                                                           ------      ------
                                                           $2,222      $2,426
                                                           ======      ======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

8. LONG-TERM DEBT

  Long-term debt consisted of the following on:

                                                        OCTOBER 31, OCTOBER 29,
                                                           1994        1995
                                                        ----------- -----------
                                                            (IN THOUSANDS)
   Variable-rate revolving credit facility...........     $2,447      $6,104
     (effective interest rate of 9.5% at October 29,
     1995), interest payable monthly, principal is
     repaid and reborrowed based on cash requirements
   Variable-rate revolving credit commitment.........         --       1,000
     (effective interest rate of 9.25% at October 29,
     1995), interest payable monthly, principal is
     repaid and reborrowed based on cash requirements
   Variable-rate equipment notes.....................      1,455       2,839
     (effective interest rates of 9.5% at October 29,
     1995), payable in monthly installments ranging
     from $5,521 to $20,833, plus accrued interest,
     with maturities ranging from October of 1997
     through June of 1999
                                                          ------      ------
                                                           3,902       9,943
   Less current portion..............................        346         850
                                                          ------      ------
                                                          $3,556      $9,093
                                                          ======      ======

  The revolving credit facility, variable equipment term loan and variable equipment credit facility relate to a Loan and Security Agreement (the "Loan Agreement") entered into by Wakefield in June of 1994. The Loan Agreement was amended in May of 1995 to increase the revolving credit facility from a maximum aggregate commitment of $4,000,000 to $7,000,000 and to extend the term of such facility to April 30, 1997. The equipment credit facility was increased from a maximum aggregate amount of $600,000 to $1,050,000. The proceeds from the equipment credit facility may be used only for the purchase of capital equipment. In addition, Wakefield entered into an equipment term note in the amount of $265,000. Interest accrues at the bank's corporate base rate plus three-quarters of one percent. The obligations under the Loan Agreement are secured by a first lien and assignment of all the assets of Wakefield, exclusive of the assets of Specialty Extrusion Corp., including without limitation, all accounts receivable, inventory, equipment and general intangibles which in aggregate totals $20,598,000. The terms of the Loan Agreement include various covenants which provide for, among other things, the maintenance of a tangible capital base at various levels throughout the commitment period. On October 29, 1995, Wakefield was in compliance with these convenants. On October 29, 1995, $6,104,000 was drawn on the revolving credit facility.

  On August 30, 1995, Uni-Star entered into an Accounts Receivable Loan Agreement which included a revolving credit commitment in the aggregate principal amount of $2,500,000 of which $1,000,000 was drawn on at October 29, 1995. Uni-Star also entered into an equipment term loan in the amount of $750,000 and an equipment acquisition facility of $300,000 which must be borrowed prior to August 31, 1996. Interest on the revolving credit commitment accrues at the bank's prime rate plus one half of one percent and interest on the equipment term loan accrues at the bank's prime rate plus three quarters of one percent. The equipment term loan is repayable in 48 equal monthly installments of principal of $15,625 plus accrued interest, payable on the first day of each month beginning October 1, 1995. All of the Uni-Star credit facilities are secured by a first lien and assignment of substantially all of its assets, including without limitation, accounts receivable, inventory, equipment and general intangibles which in aggregate totals $8,999,000. The Accounts Receivable Loan Agreement includes various covenants with which Uni-Star was in compliance on October 29, 1995.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  Interest paid on all outstanding debt amounted to approximately $116,000 in fiscal year 1994 and approximately $693,000 in fiscal year 1995.

  Aggregate payments of long-term debt outstanding as of October 29, 1995 for the next five years are summarized below:

            FISCAL YEARS                         AMOUNT
            ------------                       ----------
            1996.............................. $  850,000
            1997..............................  7,954,000
            1998..............................    762,000
            1999..............................    377,000
            2000..............................         --
                                               ----------
                                               $9,943,000
                                               ==========

  Management intends to renew or refinance the revolving credit facility and the revolving credit commitment upon maturity.

9. OTHER LONG-TERM LIABILITIES

  Other long-term liabilities consisted of the following on:

                                 OCTOBER 31, OCTOBER 29,
                                    1994        1995
                                 ----------- -----------
                                     (IN THOUSANDS)
            Accrued lease
             differential.......   $1,865      $1,362
            Other...............      949         531
                                   ------      ------
                                    2,814       1,893
            Less current
             portion............     (993)       (883)
                                   ------      ------
                                   $1,821      $1,010
                                   ======      ======

  The accrued lease differential primarily represents the lease payments and estimated costs that the Company expects to incur related to office space in Houston, Texas less estimated payments that it expects to receive for subleasing this space. Approximately $800,000 of the accrued lease differential was expensed in fiscal 1994 in connection with the sale of the discontinued operation. The remainder of the accrued lease differential was expensed in fiscal 1992 as restructuring costs related to the office space.

10. PREFERRED STOCK

  On October 31, 1994 and October 29, 1995, the Company had authorized 180,000 shares of unissued, preferred stock with a par value of $100 per share. The Board of Directors has the authority to issue such preferred stock and to set the terms thereof, including the dividend rate, conversion rights, redemption rights, voting rights and liquidation preferences.

11. REPURCHASE OF COMMON STOCK

  In September of 1994, the Board of Directors of the Company approved a plan to purchase up to $2,500,000 of the Company's common stock. Pursuant to the stock repurchase plan, the Company purchased 83,000 shares of common stock during fiscal year 1994 at an aggregate price of $374,137. During fiscal year 1995, 391,155 shares of common stock were purchased at an aggregate price of $2,118,173. This repurchase program has been completed.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

12. STOCK OPTION PLANS

  The Company has in effect nonqualified and incentive stock option plans under which shares are available for exercise. As of October 29, 1995, the Board of Directors has reserved 1,597,000 shares of common stock for issuance under the plans, of which 600,000 shares are subject to shareholder approval. The prices at which substantially all stock options outstanding have been granted have been equal to or in excess of the fair market value of the Company's stock at the time of the grant. These options vest over periods up to five years. On October 29, 1995, there were 350,000 shares available for future grants, subject to the aforementioned shareholder approval. The following table summarizes activity under the plans:

                                                         SHARES
                                                      UNDER OPTION  PRICE RANGE
                                                      ------------ -------------
Outstanding on October 31, 1992......................    961,530   $1.16--$15.00
 Granted.............................................    532,000    1.38--  3.19
 Forfeited...........................................   (171,873)   1.47--  4.50
 Exercised...........................................    (69,926)   1.47--  2.69
 Expired.............................................    (24,734)   4.50-- 15.00
                                                       ---------   -------------
Outstanding on October 31, 1993......................  1,226,997   $1.16--$ 7.12
 Granted.............................................    363,000    2.93--  4.53
 Forfeited...........................................    (48,524)   1.50--  7.12
 Exercised...........................................   (445,456)   1.47--  4.06
 Expired.............................................    (42,600)           4.50
                                                       ---------   -------------
Outstanding on October 31, 1994......................  1,053,417   $1.16--$ 4.53
 Granted.............................................    457,000    5.13--  5.98
 Forfeited...........................................    (10,000)           2.69
 Exercised...........................................   (250,500)   1.16--  3.19
 Expired.............................................     (2,917)           4.50
                                                       ---------   -------------
Outstanding on October 29, 1995......................  1,247,000   $1.16--$ 5.98
                                                       =========   =============
Exercisable on October 29, 1995......................    448,053   $1.16--$ 4.53
                                                       =========   =============

13. NET INCOME PER SHARE

  Net income per common and common equivalent share was computed using the weighted average number of shares of common stock and common equivalent shares outstanding during each year. Common equivalent shares included the number of shares issuable upon exercise of options, less the number of shares that could have been purchased with the exercise proceeds.

14. INCOME TAXES

  On November 1, 1993, the Company adopted Statement 109 through a cumulative catch-up adjustment. The implementation of this statement did not have a material effect on the Company's balance sheet or results of operations. The Company's profitable operations during fiscal 1995 and 1994 resulted in the utilization of net operating loss carryforwards, the tax benefit of which was fully reserved upon implementation of Statement 109. Income taxes for fiscal year 1993 were accounted for in compliance with APB Opinion No. 11; therefore, the tax benefit of net operating loss carryforwards was classified as an extraordinary credit which reduced taxes for the year by $111,000.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  The provisions for income taxes were as follows for the fiscal years 1993 through 1995:

                                                     OCTOBER 31,
                                                    --------------  OCTOBER 29,
                                                    1993    1994       1995
                                                    -----  -------  -----------
     Federal income tax............................ $ 118  $    51    $ 1,221
     State income tax..............................    --      449        458
                                                    -----  -------    -------
                                                      118      500      1,679
     Benefit of reversal of valuation reserve
      (Statement 109)..............................    --   (1,360)    (1,820)
     Benefit of net operating loss carryforwards
      (APB 11).....................................  (111)      --         --
                                                    -----  -------    -------
                                                    $   7  $  (860)   $  (141)
                                                    =====  =======    =======

  The differences in the income taxes provided for and the amounts determined by applying the Federal statutory rate to income before taxes of the Company are summarized as follows:

                                                    OCTOBER 31,
                                                    -------------   OCTOBER 29,
                                                    1993    1994       1995
                                                    -----   -----   -----------
     Federal income statutory rate.................  34.0 %  34.0 %     34.0 %
     State income taxes, net of federal income tax
      benefit......................................    --    18.3 %      7.6 %
     Benefit of reversal of valuation reserve
      (Statement 109)..............................    --   (55.3)%    (46.0)%
     Other.........................................    --      --         .8 %
     Benefit of net operating loss carryforwards... (32.0)% (32.0)%       --
                                                    -----   -----      -----
                                                      2.0 % (35.0)%     (3.6)%
                                                    =====   =====      =====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities and their changes during the year ended October 29, 1995 were as follows (in thousands):

                                                          DEFERRED
                                             OCTOBER 31, (PROVISION) OCTOBER 29,
                                                1994       BENEFIT      1995
                                             ----------- ----------- -----------
     Deferred Tax Assets:
       Net operating loss carryforwards.....   $ 6,086     $(1,580)    $ 4,506
       Tax credits..........................       814         (67)        747
       Accrued liabilities..................       791          27         818
       Other................................       560         549       1,109
                                               -------     -------     -------
       Total gross deferred tax assets......     8,251      (1,071)      7,180
       Less: Valuation allowance............    (6,575)      1,972      (4,603)
                                               -------     -------     -------
       Net deferred tax asset...............   $ 1,676     $   901     $ 2,577
                                               =======     =======     =======
     Deferred Tax Liabilities:
       Amortization and depreciation........      (183)       (282)       (465)
       Other................................      (133)         52         (81)
                                               -------     -------     -------
       Total deferred tax liabilities.......      (316)       (230)       (546)
                                               -------     -------     -------
       Net deferred tax asset...............   $ 1,360     $   671     $ 2,031
                                               =======     =======     =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  Due to the Company's historical results of operations, a valuation allowance was provided for the deferred tax assets. Because the Company generated taxable income and was able to utilize net operating loss carryforwards during fiscal 1994 and 1995 and, due to an increase in the likelihood of the future realization of the net deferred tax asset, the Company reversed $1,360,000 and $1,820,000, respectively, of the valuation allowance. On October 29, 1995, the Company had, for tax purposes, net operating loss carryforwards of approximately $13,252,000 and unused investment and research and development tax credits of approximately $747,000 available to offset future taxable income and Federal income taxes. The net operating loss carryforwards will expire from 2000 to 2008, and the tax credit carryforwards will expire from 1996 to 2005. All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In compliance with the Tax Reform Act of 1986, investment tax credits carried forward were reduced by 35%. The Company's ability to utilize the net operating loss carryforwards to offset alternative minimum taxable income is limited to 90% for tax years after fiscal 1987.

  Additionally, Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a more than 50 percentage point change in ownership of the corporation during a three-year period. It is possible that subsequent transactions involving the Company's capital stock could result in such a limitation. As of October 29, 1995, Management believes that such a change in ownership has not occurred.

15. COMMITMENTS AND CONTINGENCIES

  The Company has operating lease commitments for certain office equipment and manufacturing, administrative and support facilities. Minimum lease payments under noncancellable leases on October 29, 1995 are as follows:

                                             OPERATING
              FISCAL YEARS                     LEASES
              ------------                 --------------
                                           (IN THOUSANDS)
              1996........................     $2,533
              1997........................      2,346
              1998........................      1,412
              1999........................      1,063
              2000........................        822
              Thereafter..................      2,167
                                              -------
              Minimum lease payments......    $10,343
                                              =======

  Rent expense (exclusive of operating expenses and net of sublease rents) for all operating leases was approximately $384,000, $869,000 and $1,339,000 in fiscal 1993, 1994 and 1995, respectively. Expected sublease payments for each fiscal year are as follows: 1996 $610,000; 1997 $610,000; 1998 $152,000; and
1999 and thereafter $0. See Note 9.

  Through September 30, 1994, the Company, for its Information Solutions Segment, had a partially self-funded insurance program for its group health insurance plan. Effective January 1, 1995, Wakefield implemented the same type of program for its group health insurance plan. Under these plans, the Company assumed liability for payment of medical claims below a specific dollar amount related to any one individual. The Company is also insured if claims should exceed a specific aggregate dollar amount for all covered individuals. Asserted and unasserted medical/health insurance claims are accrued for based on the Company's experience and the advice of an independent claims manager.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

16. RELATED-PARTY TRANSACTIONS

  For services rendered in connection with the acquisitions made during fiscal years 1994 and 1993, further described in Note 2-Acquisitions, the Company paid $57,500 each and $75,000 each, respectively for fiscal 1994 and 1993, to two corporations, which are general partners of a partnership having a greater than 10% ownership of the Company. The sole stockholder of one of the corporations is currently an officer and director of the Company and the sole stockholder of the other corporation is a director of the Company and was previously an executive officer. In fiscal 1994, the two individuals were each granted five-year nonincentive stock options to purchase an aggregate of 120,000 shares of the Company's common stock. In fiscal 1993, the two individuals were each granted a ten-year nonincentive stock option to purchase 50,000 shares of the Company's common stock. The options were granted at an exercise price equal to the fair value of the common stock on the dates of grant. The right to exercise these options vests in equal installments over three years. At the time of the payments and option grants, neither individual was a compensated officer or employee of the Company.