Form 10-Q
period 1996-01-28
ALPHA TECHNOLOGIES GROUP INC
filed 1996-03-13
CIK 710807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                 76-0079338
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

        750 Lexington Avenue, 27th Floor, New York, New York 10022-1208
                    (Address of principal executive offices)


                                 (212)-446-5258
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.03 par value                           6,192,441
----------------------------                           ---------
           Class                            Outstanding at February 29, 1996

                         ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                JANUARY 28, 1996


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION........................................        3

CONSOLIDATED BALANCE SHEETS - OCTOBER 29, 1995 AND JANUARY 28, 1996..        3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED
 JANUARY 29, 1995 AND JANUARY 28, 1996...............................        4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
 JANUARY 29, 1995  AND JANUARY 28, 1996..............................        5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................        6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS...........................................        9

PART II - OTHER INFORMATION..........................................       12

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS - OCTOBER 29, 1995 AND JANUARY 28, 1996

                (In Thousands, Except Share and Per Share Data)

                                        October 29, 1995     January 28, 1996
                                        ----------------     ----------------
                                                               (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash                                         $  6,058           $  4,683
     Accounts receivable, net                       11,982             10,818
     Inventories, net                                8,191              8,621
     Prepaid expenses                                1,119              1,715
                                                  --------           --------
          Total current  assets                     27,350             25,837

PROPERTY AND EQUIPMENT, at cost                     10,930             12,665
     Less - Accumulated depreciation
      and amortization                               1,313              1,747
                                                  --------           --------
          Property and equipment, net                9,617             10,918

GOODWILL, net                                        2,813              2,957

OTHER ASSETS, net                                    2,476              2,469
                                                  --------           --------

                                                  $ 42,256           $ 42,181
                                                  ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                      $  5,166           $  5,232
     Accrued compensation and related
      benefits                                       2,329              1,749
     Other accrued liabilities                       2,426              2,116
     Current portion of long-term debt                 850                913
     Current portion of other long-term
      liabilities                                      883                871
                                                  --------           --------
          Total current liabilities                 11,654             10,881

LONG-TERM DEBT                                       9,093              9,408

OTHER LONG-TERM LIABILITIES                          1,010                981

MINORITY INTEREST IN CONSOLIDATED                    1,736              1,677
 SUBSIDIARY

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value;
      shares authorized 180,000                          -                  -
     Common stock, $.03 par value;
      shares authorized 17,000,000;
      issued 6,977,845 at October 29, 1995
      and 7,127,845 at January 28, 1996                209                214
     Additional paid - in capital                   39,114             39,412
     Retained deficit                              (17,459)           (17,326)
     Cumulative translation adjustment,
      net of income taxes                                -                 35
     Treasury stock, at cost (935,404
      common shares at October 29, 1995
      and January 28, 1996)                         (3,101)            (3,101)
                                                  --------           --------
                                                    18,763             19,234
                                                  --------           --------
                                                  $ 42,256           $ 42,181
                                                  ========           ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

               ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED JANUARY 29, 1995 AND JANUARY 28, 1996

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                          January 29,   January 28,
                                              1995          1996
                                        -------------   -----------

SALES                                         $11,208       $17,063

COST OF SALES                                   8,208        13,318
                                               ------       -------
     Gross profit                               3,000         3,745

OPERATING EXPENSES
     Research and development                     243           334
     Selling, general and administrative        2,558         3,065
                                               ------       -------
          Total operating expenses              2,801         3,399
                                               ------        ------

OPERATING INCOME                                  199           346

INVESTMENT INCOME                                  11             -

INTEREST AND OTHER INCOME (EXPENSE), net          (64)         (213)
                                               ------        ------

INCOME BEFORE TAXES                               146           133

PROVISION FOR INCOME TAXES                         51            59
                                               ------        ------

INCOME BEFORE MINORITY INTEREST                    95            74

MINORITY INTEREST IN LOSSES OF
 CONSOLIDATED SUBSIDIARY                            6            59
                                               ------        ------

NET INCOME                                     $  101        $  133
                                               ======        ======

PER COMMON AND COMMON EQUIVALENT SHARE:
     Income before minority interest           $ 0.02        $ 0.01
     Minority interest                              -        $ 0.01
                                               ------        ------
          Net income                           $ 0.02        $ 0.02
                                               ======        ======

SHARES USED IN COMPUTING NET INCOME PER
 COMMON EQUIVALENT SHARE                        6,590         6,726
                                               ======        ======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

               ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED JANUARY 29, 1995  AND JANUARY 28, 1996

                                  (Unaudited)
                                 (In Thousands)

                                          January 29,   January 28,
                                              1995          1996
                                         ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                               $   101      $    133
     Adjustments to reconcile net
      income to net cash (used)
       by operating activities:
          Deferred income taxes                    10             -
          Depreciation and amortization           194           510
          Minority interest in earnings
           of subsidiary                           (6)          (59)
          Cumulative translation
           adjustment                               -            35
     Changes in assets and liabilities:
          (Increase) in marketable
           securities -- trading
           securities                             (11)            -
          Decrease in notes receivable          1,000             -
          Decrease in accounts
           receivable                             232         1,164
          (Increase) in inventory                (886)         (430)
          (Increase) in prepaid expenses          (70)         (596)
          (Increase) in goodwill                  (98)         (191)
           Increase (decrease) in
            accounts payable                     (140)           66
          (Decrease) in accrued
           compensation and related
           benefits                              (336)         (580)
          (Decrease) in other accrued
           liabilities                           (350)         (310)
          (Decrease) in other long-term
           liabilities                           (306)          (41)
                                              -------      --------
          Total adjustments                      (767)         (432)
                                              -------      --------
          Net cash (used) by operating
           activities                            (666)         (299)
                                              -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and
      equipment, net                             (767)       (1,735)
     (Increase) decrease in other
      assets, net                                   2           (22)
                                              -------      --------
          Net cash (used) by investing
           activities                            (765)       (1,757)
                                              -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common              16           303
      stock
     Payments to repurchase common stock       (1,388)            -
     Proceeds from debt                         9,184        15,018
     Payments on debt                          (7,125)      (14,640)
                                              -------      --------
          Net cash provided by                    687           681
           financing activities

NET (DECREASE) IN CASH                           (744)       (1,375)
                                              -------      --------

CASH, beginning of year                         7,406         6,058
                                              -------      --------

CASH, end of period                           $ 6,662      $  4,683
                                              =======      ========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

               ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

The consolidated financial statements include the accounts of Alpha Technologies Group, Inc. ("Alpha" or the "Company") and its wholly- and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company through its wholly-owned subsidiary, Wakefield Engineering, Inc. ("Wakefield"), and its 80%-owned subsidiary, Uni-Star Industries, Inc. ("Uni-Star"), designs, manufactures and sells thermal management products and connectors. Thermal management products serve the microprocessor, computer, consumer electronics, transportation and other industries. Connector products serve the defense, telecommunications, automotive and aerospace industries.

The Company was incorporated under its original corporate name, Synercom Technology, Inc. in Texas in 1969, as a software company, and was reincorporated in Delaware in 1983. The shareholders, at the Annual Meeting of the Company on April 19, 1995, approved a name change of the corporation to Alpha Technologies Group, Inc.

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

(3) INVENTORIES


Inventories consisted of the following on            October 29,   January 28,
(in thousands):                                         1995          1996
                                                     -----------   -----------
Raw materials and                                       $5,260        $5,096
components
Work in process                                          1,803         1,903
Finished goods                                           1,548         2,106
                                                        ------        ------
                                                         8,611         9,105
Valuation reserve                                         (420)         (484)
                                                        ------        ------
                                                        $8,191        $8,621
                                                        ======        ======


4. LONG-TERM DEBT

     Long-term debt consisted of the following on:



                                  October 29,        January 28,
                                      1995               1996
                                  -----------        -----------
                                          (In Thousands)
Variable-rate
 revolving credit facility
 (effective interest rate
 of 9.25% at January 28,
 1996), interest payable
 monthly, principal is
 repaid and reborrowed
 based on cash requirements          $6,104             $ 6,275

Variable-rate revolving credit
 commitment (effective interest
 rate of 9.00% at January 28,
 1996), interest payable monthly,
 principal is repaid and
 reborrowed based on cash
 requirements                         1,000               1,300

Variable-rate equipment notes
 (effective interest rates of
 9.25% at January 28, 1996),
 payable in monthly
 installments ranging from
 $3,444 to $20,833, plus
 accrued interest, with
 maturities ranging from
 October of 1997 through
 June of 1999                         2,839               2,746
                                     ------             -------
                                      9,943              10,321
Less current portion                    850                 913
                                     ------             -------
                                     $9,093             $ 9,408
                                     ======             =======

On January 30, 1996, Wakefield Engineering, Inc. entered into the Second Amendment to its Loan and Security Agreement dated June 22, 1994 (the "Loan Agreement"), to increase the revolving credit facility from $7,000,000 to $9,000,000, to make Specialty Extrusion Corp., a wholly-owned subsidiary of Wakefield ("Specialty"), a co-borrower under the Loan Agreement and to extend revolving loans to Specialty and make available to Specialty a $200,000 Equipment Facility Loan which will be used to repay, in part, borrowings from Wakefield. Interest on the revolving credit facility and equipment loans accrues at the bank's corporate base rate plus .75% percent. On January 28, 1996, the interest on the bank debt was 9 1/4% per annum. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of the thermal management operations which in aggregate totals $24,766,000. The Loan Agreement includes various financial covenants with which, on January 28, 1996, Wakefield was in compliance. On, January 28, 1996, $6,275,000 was outstanding under the revolving credit facility.

Uni-Star has available a revolving credit commitment of up to $2.5 million and an equipment acquisition facility of $300,000, which must be borrowed prior to August 31, 1996, under an accounts receivable loan agreement entered into on August 31, 1995. The proceeds from the equipment acquisition facility may be used only for the purchase of capital equipment. Interest on the funds advanced under the revolving credit commitment ($1,300,000 on January 28, 1996) accrues at the bank's prime corporate rate plus .50% (9% per annum on January 28, 1996) and interest on the equipment loans accrues at the bank's prime rate plus .75% (9 1/4% per annum on January 28, 1996). All Uni-Star credit facilities are secured by a first lien and assignment of substantially all Uni-Star's assets, including its accounts receivable, inventory, equipment and general intangibles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales. Sales for the first quarter of fiscal 1996 were $17,063,000, an increase of $5,855,000 or 52.2%, compared to sales of $11,208,000 for the first quarter of fiscal 1995. Thermal management sales increased 61.7% to $12,331,000 for the 1996 quarter from $7,624,000 for the quarter ended January 29, 1995. This increase was due to internal growth and the inclusion of sales by Specialty Extrusion Corp., which was acquired in June 1995. The internal growth of sales from the thermal management business was due to increased sales of Penguin Coolers, which serve the high performance microprocessor market, and extruded heat sinks. Virtually every electronic device used today is undergoing transformations geared toward adding more power, new features and enhanced portability while simultaneously being packaged in smaller enclosures requiring more complex thermal management solutions.

Connector sales were $4,732,000 during the first quarter of fiscal 1996 compared to $3,584,000 during the first quarter of the prior fiscal year. This increase is primarily attributable to sales by the Company's international operations. International sales of connector products are supported by two facilities located in England and France, which assemble and sell micro-miniature connectors for the European market. These operations were established in June and July of 1995.

Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the quarter ended January 28, 1996 was 21.9% versus 26.8% for the quarter ended January 29, 1995. The decrease in gross profit percentage was primarily due to a significant increase in sales of Penguin Coolers, which have a lower gross profit percentage than the Company's average, and the inclusion in the 1996 period of Specialty's sales, which also have lower gross profit margins. In addition the gross profit percentage from connector sales decreased slightly in the first quarter of fiscal 1996 versus the first quarter of 1995 due to a change in the mix of products sold.

Research and Development Expense. Research and development expenses for the first quarter of fiscal 1996 were $334,000 compared to $243,000 for the first quarter of fiscal 1995. This increase was due primarily to an increase in engineering staff as well as new licensing costs for engineering software in the thermal management business.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the first quarter of fiscal 1996 were $3,065,000, or 18.0% of sales, compared to $2,558,000, or 22.8% of sales, for the first quarter of fiscal 1995. The decrease of selling, general and administrative expenses as a percentage of sales was primarily attributable to increased sales volume without a proportional increase in selling, general and administrative expenses.

Interest and Other Income (Net). Interest income, which was $57,000 in the first quarter of fiscal 1996 and $79,000 in the first quarter of fiscal 1995, was earned on excess cash. Interest expense was $260,000 and $138,000 for the quarters ended January 28, 1996 and January 29, 1995, respectively. This increase was due to a higher borrowing base.

Income Taxes. The provision for income taxes for the quarter ended January 28, 1996, was $59,000 which included state income tax expense of $25,000 and foreign income tax expense of $34,000. Provision for state and foreign income taxes was booked for profitable operations in various locations. For the quarter ended January 29, 1995, the income tax provision included federal income taxes of $13,000 and state income taxes of $38,000.

Minority Interest. The minority interest not acquired by the Company related to the Uni-Star business was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company owns 80% of the outstanding common stock of Uni-Star.

Liquidity and Capital Resources

On January 28, 1996, the Company had cash of approximately $4,683,000 compared to $6,058,000 on October 29, 1995. Existing cash plus advances under the Wakefield and Uni-Star loan agreements and funds received from the issuance of common stock upon the exercise of stock options were used for operating activities and for purchases of capital equipment.

For the three months ended January 28, 1996, $299,000 were used to fund operations, primarily to increase inventories and prepaid expenses and to decrease accrued liabilities. This use of funds was partially offset by collections on accounts receivable. In addition to operating activities, $1,735,000 were used to purchase capital equipment including machinery, to increase manufacturing capacity in the thermal management business and to improve efficiency in the connector business, and tooling to expand the low power heat sink product line.

On January 30, 1996, Wakefield Engineering, Inc. entered into the Second Amendment to its Loan and Security Agreement dated June 22, 1994 (the "Loan Agreement"), to increase the revolving credit facility from $7,000,000 to $9,000,000, to make Specialty Extrusion Corp., a wholly-owned subsidiary of Wakefield ("Specialty"), a co-borrower under the Loan Agreement and to extend revolving loans to Specialty and make available to Specialty a $200,000 Equipment Facility Loan which will be used to repay, in part, borrowings from

Wakefield. Interest on the revolving credit facility and equipment loans accrues at the bank's corporate base rate plus .75% percent. On January 28, 1996, the interest on the bank debt was 9 1/4% per annum. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of the thermal management operations which in aggregate totals $24,766,000. The Loan Agreement includes various financial covenants with which, on January 28, 1996, Wakefield was in compliance. On, January 28, 1996, $6,275,000 was outstanding under the revolving credit facility.

Uni-Star has available a revolving credit commitment of up to $2.5 million and an equipment acquisition facility of $300,000, which must be borrowed prior to August 31, 1996, under an accounts receivable loan agreement entered into on August 31, 1995. The proceeds from the equipment acquisition facility may be used only for the purchase of capital equipment. Interest on the funds advanced under the revolving credit commitment ($1,300,000 on January 28, 1996) accrues at the bank's prime corporate rate plus .50% (9% per annum on January 28, 1996) and interest on the equipment loans accrues at the bank's prime rate plus .75% (9 1/4% per annum on January 28, 1996). All Uni-Star credit facilities are secured by a first lien and assignment of substantially all Uni-Star's assets, including its accounts receivable, inventory, equipment and general intangibles.

The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities should be sufficient to fund its operations in the near-term.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   10.23 Second Amendment to Loan and Security Agreement dated as of June 22, 1994 entered into by and between Fleet National Bank of Massachusetts and Wakefield Engineering, Inc.

   11.1 Statement re Computation of Per Share Earnings for the quarters ended January 29, 1995 and January 28, 1996.

   27    Financial Data Schedule


(b)  Reports on Form 8-K

     There were no reports for Form 8-K filed by the Company during the quarter ended January 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Alpha Technologies Group, Inc.
                                    ------------------------------
                                    (Registrant)


Date: March 12, 1996                 By: /s/ Lawrence Butler
     -----------------------------       ---------------------------------
                                         Lawrence Butler
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: March 12, 1996                 By: /s/ Johnny J. Blanchard
     -----------------------------       ---------------------------------
                                         Johnny J. Blanchard
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

EXHIBIT INDEX

       Exhibit                                                         Page No.

10.23 Second Amendment to Loan and Security Agreement dated as of June 22, 1994 entered into by and between Fleet National Bank of Massachusetts and Wakefield Engineering, Inc.
 .

11.1 Statement re Computation of Per Share Earnings for the quarters ended January 29, 1995 and January 28, 1996.

27     Financial Data Schedule.