Form 10KSB/A
period 1995-10-29
ALPHA TECHNOLOGIES GROUP INC
filed 1996-04-26
CIK 710807

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                 FORM 10-KSB/A
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [FEE REQUIRED]
For the fiscal year ended October 29, 1995
                                       OR
[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [NO FEE REQUIRED]
For the transition period from....................... to........................
Commission file number 0-14365

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended October 29, 1995 as set forth in the pages attached hereto:

          Item 14(a) (3)           Exhibits.

          Exhibit 28.1 Annual Report on Form 11-K for the fiscal year ended October 31, 1995 for the ATGI 401(K) PLAN.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.


                            ALPHA TECHNOLOGIES GROUP, INC.



                            By:   /s/ Lawrence Butler
                                  -------------------------------------
                                  Lawrence Butler
                                  President and Chief Executive Officer



Date: April 26, 1996

                                 EXHIBIT INDEX



                                                            Sequentially
Exhibit                                                       Numbered
Number     Description of Exhibit                               Page

28.1       Annual Report on Form 11-K for the year ended
           October 31, 1995 for the ATGI 401K PLAN