Form 10-Q
period 1996-04-28
ALPHA TECHNOLOGIES GROUP INC
filed 1996-06-12
CIK 710807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 28, 1996

                                       OR


[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   76-0079338
- --------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


        750 Lexington Avenue, 27th Floor, New York, New York 10022-1208
        ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212)-446-5258
                                 --------------
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]      No
                                              -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.03 par value                      6,200,773
        ------------------------------                     ---------
                   Class                          Outstanding at May 31, 1996

                         ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                 APRIL 28, 1996


                               TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
PART I  FINANCIAL INFORMATION....................................................     3

CONSOLIDATED BALANCE SHEETS - OCTOBER 29, 1995 AND APRIL 28, 1996................     3

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX MONTHS ENDED APRIL 30, 1995 AND APRIL 28, 1996..........     4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND APRIL 28, 1996.......................     5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS....................................................................     9

PART II - OTHER INFORMATION......................................................    14

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - OCTOBER 29, 1995 AND APRIL 28, 1996

                (In Thousands, Except Share and Per Share Data)

                                                 October 29,       April 28,
                                                    1995             1996
                                                 -----------       ---------
                                                                  (Unaudited)
ASSETS
- ------
CURRENT ASSETS:
     Cash                                         $  6,058         $  4,739
     Accounts receivable, net                       11,982           11,789
     Inventories, net                                8,191            9,219
     Prepaid expenses                                1,119            1,593
                                                  --------         --------
          Total current  assets                     27,350           27,340

PROPERTY AND EQUIPMENT, at cost                     10,930           13,217
     Less - Accumulated depreciation
      and amortization                               1,313            2,171
                                                  --------         --------
          Property and equipment, net                9,617           11,046

GOODWILL, net                                        2,813            2,955

OTHER ASSETS, net                                    2,476            2,433
                                                  --------         --------
                                                  $ 42,256         $ 43,774
                                                  ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                      $  5,166         $  6,028
     Accrued compensation and related
      benefits                                       2,329            1,690
     Other accrued liabilities                       2,426            2,137
     Current portion of long-term debt                 850              930
     Current portion of other long-term
      liabilities                                      883              868
                                                  --------         --------
          Total current liabilities                 11,654           11,653

LONG-TERM DEBT                                       9,093           10,349

OTHER LONG-TERM LIABILITIES                          1,010              722

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                          1,736            1,701

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value;
      shares authorized 180,000                          -                -
     Common stock, $.03 par value;
      shares authorized 17,000,000;
      issued 6,977,845 at October 29, 1995
      and 7,127,845 at April 28, 1996                  209              214
     Additional paid-in capital                     39,114           39,412
     Retained deficit                              (17,459)         (17,178)
     Cumulative translation adjustment,
      net of income taxes                                -                2
     Treasury stock, at cost (935,404
      common shares at October 29, 1995
      and April 28, 1996)                           (3,101)          (3,101)
                                                  --------         --------
                                                    18,763           19,349
                                                  --------         --------
                                                  $ 42,256         $ 43,774
                                                  ========         ========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                 OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE QUARTERS AND SIX MONTHS ENDED APRIL 30, 1995 AND APRIL 28, 1996

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                              Quarter Ended         Six Months Ended
                                        -----------------------  ---------------------
                                          April 30,   April 28,   April 30,   April 28,
                                             1995       1996        1995        1996
                                         ----------  ----------  ---------  ---------
SALES                                       $15,953    $17,726    $ 27,161     $34,789

COST OF SALES                                11,726     13,725      19,934      27,043
                                            -------    -------    --------     -------
     Gross profit                             4,227      4,001       7,227       7,746

OPERATING EXPENSES
     Research and development                   302        373         545         707
     Selling, general and administrative      2,806      3,228       5,364       6,293
                                            -------    -------    --------     -------
          Total operating expenses            3,108      3,601       5,909       7,000
                                            -------    -------    --------     -------

OPERATING INCOME                              1,119        400       1,318         746

INVESTMENT INCOME                                61          -          72           -

INTEREST AND OTHER INCOME (EXPENSE), net       (100)      (159)       (164)       (372)
                                            -------    -------    --------     -------

INCOME BEFORE TAXES                           1,080        241       1,226         374

PROVISION FOR INCOME TAXES                      227         69         278         128
                                            -------    -------    --------     -------

INCOME BEFORE MINORITY INTEREST                 853        172         948         246

MINORITY INTEREST IN (INCOME) LOSSES OF
 CONSOLIDATED SUBSIDIARY                       (102)       (24)        (96)         35
                                            -------    -------    --------     -------

NET INCOME                                  $   751    $   148    $    852     $   281
                                            =======    =======    ========     =======

PER COMMON AND COMMON EQUIVALENT SHARE:
     Income before minority interest        $  0.13      $0.02    $   0.14     $  0.03
     Minority interest                       ($0.02)         -      ($0.01)    $  0.01
                                            -------    -------    --------     -------
          Net income                        $  0.11      $0.02    $   0.13     $  0.04
                                            =======    =======    ========     =======

SHARES USED IN COMPUTING NET INCOME PER
     COMMON EQUIVALENT SHARE                  6,415      6,613       6,504       6,670
                                            =======    =======    ========     =======

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                 OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND APRIL 28, 1996

                                  (Unaudited)
                                 (In Thousands)

                                          April 30,   April 28,
                                             1995        1996
                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $    852    $    281
     Adjustments to reconcile net
      income to net cash (used)
       by operating activities:
          Deferred income taxes                  86          25
          Gain on sale of marketable
           securities-available-for-sale        (55)          -
          Depreciation and amortization         541       1,028
          Minority interest in earnings
           of subsidiary                         96         (35)
          Cumulative translation
           adjustment                             -           2
     Changes in assets and liabilities:
          (Increase) in marketable
           securities -- trading
           securities                           (14)          -
          (Increase) decrease in notes
           receivable                         2,000           -
          (Increase) decrease in
           accounts receivable               (2,322)        193
          (Increase) in inventories          (2,315)     (1,028)
          (Increase) in prepaid expenses       (244)       (474)
          (Increase) in goodwill               (662)       (244)
           Increase in accounts payable       1,443         862
           Increase (decrease) in
           accrued compensation and
           related benefits                     262        (639)
          (Decrease) in other accrued
           liabilities                         (480)       (289)
          (Decrease) in other long-term
           liabilities                         (527)       (303)
                                           --------    --------
          Total adjustments                  (2,191)       (902)
                                           --------    --------
          Net cash (used) by operating
           activities                        (1,339)       (621)
                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities
      - available-for-sale                     (175)          -
     Proceeds from sale of marketable
      securities - available-for-sale           687           -
     Purchase of property and
      equipment, net                         (1,793)     (2,297)
     (Increase) in other assets, net            (46)        (40)
                                           --------    --------
          Net cash (used) by investing
           activities                        (1,327)     (2,337)
                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common
      stock                                     136         303
     Payments to repurchase common stock     (2,016)          -
     Proceeds from debt                      19,156      28,795
     Payments on debt                       (16,247)    (27,459)
                                           --------    --------
          Net cash provided by
           financing activities               1,029       1,639

NET (DECREASE) IN CASH                       (1,637)     (1,319)
                                           --------    --------

CASH, beginning of year                       7,406       6,058
                                           --------    --------

CASH, end of period                        $  5,769    $  4,739
                                           ========    ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                 OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

The consolidated financial statements include the accounts of Alpha Technologies Group, Inc. ("Alpha" or the "Company") and its wholly- and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company designs, manufactures and sells thermal management products and connectors. Thermal management products, principally heat sinks, are designed, manufactured and sold by Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company. Heat sinks remove excess heat generated by electronic components. The thermal management products serve the microprocessor, computer, consumer electronics, transportation and power supply industries. The Company's connector products, which are sold through an 80%-owned subsidiary, Uni-Star Industries, Inc. ("Uni-Star"), include miniature, micro-miniature and nano-miniature connectors designed and manufactured by the Company to meet rigid industrial and military specifications. The connector products serve the aerospace, telecommunications, medical electronics, automotive and defense industries.

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

(3) INVENTORIES



Inventories consisted of the following on               October 29,   April 28,
(in thousands):                                               1995        1996
                                                        -----------  ----------
Raw materials and components                                $ 5,260      $5,231
Work in process                                               1,803       1,899
Finished goods                                                1,548       2,666
                                                            -------      ------
                                                              8,611       9,796
Valuation reserve                                              (420)       (577)
                                                            -------      ------
                                                            $ 8,191      $9,219
                                                            =======      ======

4. LONG-TERM DEBT

   Long-term debt consisted of the following on:

                                         October 29,      April 28,
                                                1995          1996
                                         -----------      --------
                                        (In Thousands)
       Variable-rate revolving credit
        facility                              $6,104       $ 7,166
          (effective interest rates
          of 8.25% and 8.75% at April 28,
          1996), interest payable monthly,
          principal is repaid and
          reborrowed based on cash
          requirements

       Variable-rate revolving credit
        commitment                             1,000         1,400
          (effective interest rate
          of 8.75% at April 28, 1996),
          interest payable monthly,
          principal is repaid and
          reborrowed based on
          cash requirements

       Variable-rate
        equipment notes                        2,839         2,713
          (effective interest rate
           of 9.00% at April 28, 1996),
           payable in monthly
           installments ranging from
           $3,444 to $20,833, plus
           accrued interest, with
           maturities ranging from
           October of 1997 through
           June of 1999
                                              ------       -------
                                               9,943        11,279
       Less current portion                      850           930
                                              ------       -------
                                              $9,093       $10,349
                                              ======       =======

On January 30, 1996, Wakefield Engineering, Inc. entered into the Second Amendment to its Loan and Security Agreement dated June 22, 1994 (the "Loan Agreement"), to increase the revolving credit facility from $7,000,000 to $9,000,000, to make Specialty Extrusion Corp., a wholly-owned subsidiary of Wakefield ("Specialty"), a co-borrower under the Loan Agreement and to extend revolving loans to Specialty and make available to Specialty a $200,000 Equipment Facility Loan which will be used to repay, in part, borrowings from Wakefield. On March 29, 1996, Wakefield entered into the Third Amendment to the Loan Agreement to allow for interest payable on the Revolving Credit Loans to be computed based on a margin above the Prime Rate and/or a margin above the London Interbank Offered Rate ("LIBOR"). At April 28, 1996, interest on $6,500,000 of the revolving credit facility, accrues at the relevant adjusted LIBOR plus 275 basis points (8.25% per annum on April 28, 1996), and the remainder of the revolving credit facility accrues at the bank's prime rate plus .50%

(8.75% per annum on April 28, 1996). The equipment loans accrue at the bank's prime rate plus .75% (9% per annum on April 28, 1996). The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of the thermal management operations which in aggregate total $25,325,000. The Loan Agreement includes various financial covenants with which, on April 28, 1996, Wakefield was in compliance. On April 28, 1996, $7,166,000 was outstanding under the revolving credit facility.

Uni-Star has available a revolving credit commitment of up to $2.5 million and an equipment acquisition facility of $300,000, which must be borrowed prior to August 31, 1996, under an accounts receivable loan agreement entered into on August 31, 1995. The proceeds from the equipment acquisition facility may be used only for the purchase of capital equipment. Interest on the funds advanced under the revolving credit commitment ($1,400,000 on April 28, 1996) accrues at the bank's prime corporate rate plus .50% (8.75% per annum on April 28, 1996) and interest on the equipment loans accrues at the bank's prime rate plus .75% (9% per annum on April 28, 1996). All Uni-Star credit facilities are secured by a first lien and assignment of substantially all Uni-Star's assets, including its accounts receivable, inventory, equipment and general intangibles which in aggregate total $11,287,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Quarter to Quarter Comparison
- -----------------------------

Sales. Sales for the second quarter of fiscal 1996 were $17,726,000, an increase of $1,773,000 or 11.1%, compared to sales of $15,953,000 for the second quarter of fiscal 1995. Thermal management sales increased 16.4% to $12,138,000 for the 1996 quarter from $10,424,000 for the quarter ended April 30, 1995.
This increase was primarily due to the inclusion of sales by Specialty Extrusion Corp., which was acquired in June 1995 and increased sales of Penguin Cooler heat sinks, which serve the high performance microprocessor market. These increases were partially offset by lower sales of active cooling components.

Connector sales were $5,588,000 during the second quarter of fiscal 1996 compared to $5,529,000 during the second quarter of the prior fiscal year. This increase is primarily attributable to sales by the Company's international operations. International sales of connector products are supported by two facilities located in England and France, which assemble and sell micro-miniature connectors for the European market. These operations were established in June and July of 1995.

Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the quarter ended April 28, 1996 was 22.6% versus 26.5% for the quarter ended April 30, 1995. The decrease in gross profit percentage was primarily due to the inclusion in the 1996 period of Specialty's sales, which have lower gross profit margins than the Company's other products. In addition, gross profit was adversely affected by the Company incurring higher manufacturing costs reflecting capacity added in anticipation of a substantial increase in demand for Penguin Cooler heat sinks which has not yet materialized, and a change in the mix of products sold by Wakefield and Uni-Star. Sales of Penguin Cooler heat sinks were lower than anticipated as a direct result of elevated inventory levels experienced throughout the personal computer industry. Furthermore, gross profits from connector revenues decreased in the second quarter as a result of manufacturing inefficiencies and a decrease in sales of a particular high margin product due to excess inventory levels at a major customer.

Research and Development Expense. Research and development expenses for the second quarter of fiscal 1996 were $373,000 compared to $302,000 for the second quarter of fiscal 1995. This increase was due primarily to an increase in engineering staff as well as increased licensing costs for engineering software in the thermal management business.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the second quarter of fiscal 1996 were $3,228,000, or 18.2% of sales, compared to $2,806,000, or 17.6% of sales, for the second quarter of fiscal 1995. The increase of selling, general and administrative expenses as a percentage of sales was primarily attributable to the startup of the Company's international operations which were established in June and July of 1995.

Interest and Other Income (Net). Interest income, which was $55,000 in the second quarter of fiscal 1996 and $78,000 in the second quarter of fiscal 1995, was earned on excess cash. The Company holds cash at the parent level to help fund future acquisitions. Interest expense was $266,000 and $180,000 for the quarters ended April 28, 1996 and April 30, 1995, respectively. This increase was due to a higher borrowing base.

Income Taxes. The provision for income taxes for the quarter ended April 28, 1996, was $69,000 which included federal income tax expense of $30,000, state income tax expense of $16,000 and foreign income tax expense of $23,000. For the quarter ended April, 1995, the income tax provision included federal income taxes of $98,000 and state income taxes of $129,000. The provision for federal income taxes includes the benefit of net operating loss carryforwards.

Minority Interest. The minority interest not acquired by the Company related to the Uni-Star business was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company owns 80% of the outstanding common stock of Uni-Star.

Six Months to Six Months Comparison
- -----------------------------------

Sales. Sales for the first six months of fiscal 1996 increased $7,628,000, or 28.1%, to $34,789,000 from $27,161,000 for the comparable period of fiscal 1995. Thermal management sales increased 35.6% to $24,469,000 for the 1996 period from $18,048,000 for the first six months of fiscal 1995. This increase was due to internal growth and the inclusion of sales by Specialty Extrusion Corp., which was acquired in June 1995. The internal growth of sales from the thermal management business was due to increased sales of Penguin Cooler heat sinks, which serve the high performance microprocessor market, and extruded heat sinks. These increases were partially offset by lower sales of active cooling components.

Connector sales were $10,320,000 during the six months ended April 28, 1996 compared to $9,113,000 during the first six months of the prior fiscal year. This increase is primarily attributable to sales by the Company's international operations. International sales of connector products are supported by two facilities located in England and France, which assemble and sell micro-miniature connectors for the European market. These operations were established in June and July of 1995.

Gross Profit. The Company's overall gross profit as a percentage of total revenues for the six months ended April 28, 1996 was 22.3% compared to 26.6% for the six months ended April 30, 1995. The decrease in gross profit percentage was primarily due to the inclusion in the 1996 period of Specialty's sales, which have lower gross profit margins than the Company's other products, and a change in the mix of products sold by Wakefield and Uni-Star. The Company also incurred higher manufacturing costs to add capacity in anticipation of a substantial increase in demand for Penguin Cooler heat sinks. Sales of Penguin Cooler heat sinks were lower than anticipated as a result of elevated inventory levels experienced throughout the personal computer industry. Furthermore, gross profit from connector revenues decreased in the first six months as a result of manufacturing inefficiencies and a decrease in sales of a particular high margin product due to excess inventory levels at a major customer.

Research and Development Expense. Research and development expenses were $707,000 and $545,000 for the first six months of fiscal 1996 and 1995, respectively. This increase was due primarily to an increase in engineering staff as well as increased licensing costs for engineering software in the thermal management business.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the six months ended April 28, 1996 were $6,293,000, or 18.1% of sales, compared to $5,364,000, or 19.7% of sales, for the six months ended April 30, 1995. The decrease of selling, general and administrative expenses as a percentage of sales was primarily attributable to increased sales volume without a proportional increase in selling, general and administrative expenses.

Interest and Other Income (Net). Interest income, which was $112,000 in the first six months of fiscal 1996 and $157,000 in the comparable period of fiscal 1995, was earned on cash held at the parent level. The decrease in interest income was primarily attributable to a decrease in the average cash balance invested. Interest expense was $526,000 and $318,000 for the six months ended April 28, 1996 and April 30, 1995, respectively. This increase was due to a higher borrowing base.

Income Taxes. The provision for income taxes for the six months ended April 28, 1996, was $128,000 which included federal income tax expense of $30,000, state income tax expense of $41,000 and foreign income tax expense of $57,000. For the six months ended April 30, 1995, the income tax provision included federal income taxes of $111,000 and state income taxes of $167,000. Because the Company was able to utilize net operating loss carryforwards, the effective federal income tax rates were 8% and 9% for the six months ended April 28, 1996 and April 30, 1995, respectively.

Minority Interest. The minority interest not acquired by the Company related to the Uni-Star business was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company owns 80% of the outstanding common stock of Uni-Star.

Liquidity and Capital Resources
- -------------------------------

On April 28, 1996, the Company had cash of approximately $4,739,000 compared to $6,058,000 on October 29, 1995. Existing cash plus advances under the Wakefield and Uni-Star loan agreements and funds received from the issuance of common stock upon the exercise of stock options were used for operating activities and for purchases of capital equipment.

For the six months ended April 28, 1996, $621,000 were used to fund operations, primarily to increase inventories and prepaid expenses and to decrease accrued liabilities. This use of funds was partially offset by collections on accounts receivable. In addition to operating activities, $2,297,000 were used to purchase capital equipment including machinery, to increase manufacturing capacity in the thermal management business and to improve efficiency in the connector business, and tooling to expand the low power heat sink product line.

On January 30, 1996, Wakefield Engineering, Inc. entered into the Second Amendment to its Loan and Security Agreement dated June 22, 1994 (the "Loan Agreement"), to increase the revolving credit facility from $7,000,000 to $9,000,000, to make Specialty Extrusion Corp., a wholly-owned subsidiary of Wakefield ("Specialty"), a co-borrower under the Loan Agreement and to extend revolving loans to Specialty and make available to Specialty a $200,000 Equipment Facility Loan which will be used to repay, in part, borrowings from Wakefield. On March 29, 1996, Wakefield entered into the Third Amendment to the Loan Agreement to allow for interest payable on the Revolving Credit Loans to be computed based on a margin above the Prime Rate and/or a margin above the London Interbank Offered Rate ("LIBOR"). At April 28, 1996, interest on $6,500,000 of the revolving credit facility, accrues at the relevant adjusted LIBOR plus 275 basis points (8.25% per annum on April 28, 1996), and the remainder of the revolving credit facility accrues at the bank's prime rate plus .50% (8.75% per annum on April 28, 1996). The equipment loans accrue at the bank's prime rate plus .75% (9% per annum on April 28, 1996. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of the thermal management operations which in aggregate total $25,325,000. The Loan Agreement includes various financial covenants with which, on April 28, 1996, Wakefield was in compliance. On April 28, 1996, $7,166,000 was outstanding under the revolving credit facility.

Uni-Star has available a revolving credit commitment of up to $2.5 million and an equipment acquisition facility of $300,000, which must be borrowed prior to August 31, 1996, under an accounts receivable loan agreement entered into on August 31, 1995. The proceeds from the equipment acquisition facility may be used only for the purchase of capital equipment. Interest on the funds advanced under the revolving credit commitment ($1,400,000 on April 28, 1996) accrues at the bank's prime corporate rate plus .50% (8.75% per annum on April 28, 1996) and interest on the equipment loans accrues at the bank's prime rate plus .75% (9% per annum on April 28, 1996). All Uni-Star credit facilities are secured by a first lien and assignment of substantially all Uni-Star's assets, including its accounts receivable, inventory, equipment and general intangibles which in aggregate total $11,287,000.

The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities should be sufficient to fund its operations in the near-term.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders held on April 15, 1996 in New York, New York, the stockholders elected the following management nominees:


Nominee                                                           Votes For             Votes Withheld
- -------                                                          -----------            --------------
     Marshall D. Butler                                            5,483,407                295,200
     Lawrence Butler                                               5,483,107                295,500
     Donald K. Grierson                                            5,355,407                423,200
     Frederic A. Heim                                              5,480,907                297,700
     Warren G. Lichtenstein                                        5,483,407                295,200
     Dr. Kenneth W. Rind                                           5,476,266                302,341
     Michael J. Konigsberg                                         5,482,407                296,200

In addition the following items were approved:

     The approval of an amendment to the Company's 1994 Stock Option Plan to increase the number of options that may be granted thereunder.

                     For        Against       Abstain
                     ---        -------       -------
                  3,103,747     599,227        27,958

     The designation of Arthur Andersen LLP as independent auditors of the Company for fiscal 1996.

                     For        Against       Abstain
                     ---        -------       -------
                  5,760,650       7,901        10,056

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

     10.24   Third Amendment to Loan and Security Agreement dated as of
             June 22, 1994 entered into by and between Fleet National Bank of Massachusetts and Wakefield Engineering, Inc.

     10.25   Employment Agreement with Ernest C. Hartland, Jr. dated
             April 13, 1996. (The exhibit to the Employment Agreement is listed on the last page of such Agreement. Such exhibit has not been filed by the Issuer, who hereby undertakes to file such exhibit upon request of the Commission.)

     11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended April 30, 1995 and April 28, 1996.

     27      Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     There were no reports for Form 8-K filed by the Company during the quarter ended April 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Alpha Technologies Group, Inc.
                                         -----------------------------------
                                         (Registrant)



Date:    June 12, 1996                   By:  /s/ Lawrence Butler
     -----------------------------          --------------------------------
                                              Lawrence Butler
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)


Date:    June 12, 1996                   By: /s/ Johnny J. Blanchard
     -----------------------------          --------------------------------
                                              Johnny J. Blanchard
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

EXHIBIT INDEX

     Exhibit                                                                           Page No.
     -------                                                                          --------
10.24  Third Amendment to Loan and Security Agreement dated as of June 22, 1994 entered into by and between Fleet National Bank of Massachusetts and
       Wakefield Engineering, Inc.

10.25  Employment agreement with Ernest C. Hartland, Jr. dated April 13, 1996.
       (The exhibit to the Employment Agreement is listed on the last page of such
       Agreement. Such exhibit has not been filed by the Issuer, who hereby undertakes to file such exhibit upon request of the Commission.)

11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended April 30, 1995 and April 28, 1996.

27     Financial Data Schedule