Form 10-Q
period 1996-07-28
ALPHA TECHNOLOGIES GROUP INC
filed 1996-09-11
CIK 710807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 28, 1996

                                       OR


[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                  76-0079338
           ________                                  __________

(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


      10880 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024
      -------------------------------------------------------------------
         (Address, including zip code, of principal executive offices)


                                (310)-441-7038
                                --------------
             (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----     -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.03 par value                           6,746,329
- ------------------------------                         ---------
           Class                           Outstanding at September 6, 1996

                         ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                 JULY 28, 1996


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION.........................................     3


CONSOLIDATED BALANCE SHEETS - OCTOBER 29, 1995 AND JULY 28, 1996......     3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND
NINE MONTHS ENDED JULY 30, 1995 AND JULY 28, 1996.....................     4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JULY 30, 1995 AND JULY 28, 1996.......................................     5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS...................................    10

PART II - OTHER INFORMATION...........................................    15

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - OCTOBER 29, 1995 AND JULY 28, 1996

                (In Thousands, Except Share and Per Share Data)

                                            October 29, 1995   July 28, 1996
                                            ----------------   -------------
                                                                 (Unaudited)
ASSETS
- ----------------------------------------
CURRENT ASSETS:
     Cash                                         $  6,058        $  4,219
     Accounts receivable, net                       11,982          11,083
     Inventories, net                                8,191          10,121
     Prepaid expenses                                1,119           1,494
                                                  --------        --------
          Total current  assets                     27,350          26,917

PROPERTY AND EQUIPMENT, at cost                     10,930          14,006
     Less - Accumulated depreciation
      and amortization                               1,313           2,601
                                                  --------        --------
          Property and equipment, net                9,617          11,405

GOODWILL, net                                        2,813           2,828

OTHER ASSETS, net                                    2,476           2,187
                                                  --------        --------
                                                  $ 42,256        $ 43,337
                                                  ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                      $  5,166        $  6,216
     Accrued compensation and related
      benefits                                       2,329           1,530
     Other accrued liabilities                       2,426           1,895
     Current portion of long-term debt                 850             947
     Current portion of other long-term
      liabilities                                      883             846
                                                  --------        --------
          Total current liabilities                 11,654          11,434

LONG-TERM DEBT                                       9,093          10,992

OTHER LONG-TERM LIABILITIES                          1,010             516

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                          1,736           1,757

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value;
      shares authorized 180,000                          -               -
     Common stock, $.03 par value;
      shares authorized 17,000,000;
      issued 6,977,845 at October 29, 1995
      and 7,136,177 at July 28, 1996                   209             214
     Additional paid-in capital                     39,114          39,450
     Retained deficit                              (17,459)        (17,918)
     Cumulative translation adjustment,                  -              (7)
      net of income taxes
     Treasury stock, at cost (935,404
      common shares at October 29, 1995
      and July 28, 1996)                            (3,101)         (3,101)
                                                  --------        --------
                                                    18,763          18,638
                                                  --------        --------
                                                  $ 42,256        $ 43,337
                                                  ========        ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED
                        JULY 30, 1995 AND JULY 28, 1996

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                             Quarter Ended       Nine Months Ended
                                        --------------------    --------------------
                                          July 30,   July 28,   July 30,   July 28,
                                            1995       1996       1995       1996
                                        ---------------------   -------------------

SALES                                      $17,429   $ 16,811    $44,590   $ 51,600


COST OF SALES                               12,621     13,264     32,555     40,307
                                           -------   --------   --------   --------
     Gross profit                            4,808      3,547     12,035     11,293

OPERATING EXPENSES
     Research and development                  293        366        838      1,073
     Selling, general and administrative     3,294      3,266      8,658      9,559
     Other                                       -        455          -        455
                                           -------   --------    -------   --------
          Total operating expenses           3,587      4,087      9,496     11,087
                                           -------   --------    -------   --------

OPERATING INCOME (LOSS)                      1,221       (540)     2,539        206

INVESTMENT INCOME                              169          -        241          -

INTEREST AND OTHER INCOME (EXPENSE), net       (66)      (211)      (230)      (583)
                                           -------   --------    -------   --------

INCOME (LOSS) BEFORE TAXES                   1,324       (751)     2,550       (377)

PROVISION (BENEFIT) FOR INCOME TAXES          (453)       (67)      (175)        61
                                           -------   --------    -------   --------

INCOME (LOSS) BEFORE MINORITY INTEREST       1,777       (684)     2,725       (438)

MINORITY INTEREST IN INCOME OF
 CONSOLIDATED SUBSIDIARY                      (168)       (56)      (264)       (21)
                                           -------   --------    -------   --------

NET INCOME (LOSS)                          $ 1,609      ($740)   $ 2,461      ($459)
                                           =======   ========    =======    ========

PER COMMON AND COMMON EQUIVALENT SHARE:
     Income (loss) before minority
      interest                             $  0.27     ($0.11)   $  0.42     ($0.07)
     Minority interest                      ($0.03)    ($0.01)    ($0.04)         -
                                           -------   --------    -------   --------
          Net income (loss)                $  0.24     ($0.12)   $  0.38     ($0.07)
                                           =======   ========    =======   ========
SHARES USED IN COMPUTING NET INCOME
 (LOSS) PER COMMON EQUIVALENT SHARE          6,591      6,200      6,533      6,156
                                           =======   ========    =======   ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 30, 1995
                               AND JULY 28, 1996

                                  (Unaudited)
                                 (In Thousands)

                                          July 30,   July 28,
                                            1995       1996
                                         ---------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                    $  2,461      ($459)
     Adjustments to reconcile net
      income (loss) to net cash (used)
       by operating activities:
          Deferred income taxes               (535)         -
          Gain on sale of marketable
           securities-available-for-sale      (206)         -
          Depreciation and amortization        875      1,613
          Minority interest in earnings
           of subsidiary                       264         21
          Cumulative translation
           adjustment                            1         (7)
     Changes in assets and liabilities:
          (Increase) in marketable
           securities -- trading
           securities                          (36)         -
          Decrease in notes receivable       2,000          -
          (Increase) decrease in
           accounts receivable              (2,469)       899
          (Increase) in inventories         (2,124)    (1,930)
          (Increase) in prepaid expenses      (355)      (375)
          (Increase) in goodwill              (790)      (243)
          Increase in accounts payable         635      1,050
          Increase (decrease) in
           accrued compensation and
           related benefits                     68       (799)
          (Decrease) in other accrued
           liabilities                        (207)      (531)
          (Decrease) in other long-term
           liabilities                        (712)      (531)
                                          --------     -------
          Total adjustments                 (3,591)      (833)
                                          --------     --------
          Net cash (used) by operating
           activities                       (1,130)    (1,292)
                                          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments and expenditures for
      business acquisitions                 (2,560)         -
     Purchase of marketable securities
      - available-for-sale                    (767)         -
     Proceeds from sale of marketable
      securities - available-for-sale        1,254          -
     Purchase of property and
      equipment, net                        (3,168)    (3,086)
     (Increase) decrease in other
      assets, net                             (105)       202
          Net cash (used) by investing     --------    -------
           activities                       (5,346)    (2,884)
                                           --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common
      stock                                    340        341
     Payments to repurchase common stock    (2,118)         -
     Proceeds from debt, net of
      repayments                             4,537      1,996
                                          --------   --------
          Net cash provided by
           financing activities              2,759      2,337

NET (DECREASE) IN CASH                      (3,717)    (1,839)
                                          --------   --------

CASH, beginning of period                    7,406      6,058
                                          --------   --------

CASH, end of period                       $  3,689   $  4,219
                                          ========   ========


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

The consolidated financial statements include the accounts of Alpha Technologies Group, Inc. ("Alpha" or the "Company") and its wholly- and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company designs, manufactures and sells thermal management products and connectors. Thermal management products, principally heat sinks, are designed, manufactured and sold by Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company. Heat sinks remove excess heat generated by electronic components. The thermal management products serve the microprocessor, computer, consumer electronics, transportation and power supply industries. The Company's connector products, which are sold through Uni-Star Industries, Inc. ("Uni-Star"), include miniature, micro-miniature and nano-miniature connectors designed and manufactured by the Company to meet rigid industrial and military specifications. The connector products serve the aerospace, telecommunications, medical electronics, automotive and defense industries. See Note 5 to Financial Statements.

The Company was incorporated as Synercom Technology, Inc. in Texas in 1969, as a software company, and was reincorporated in Delaware in 1983. On April 19, 1995, the Company changed its name to Alpha Technologies Group, Inc.

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

3. INVENTORIES

   Inventories consisted of the following (in thousands):


                             October 29,   July 28,
                                 1995        1996
                          --------------   -------

 Raw materials and
   components                   $ 5,260    $ 5,608
 Work in process                  1,803      2,292
 Finished goods                   1,548      3,080
                                -------    -------
                                  8,611     10,980
 Valuation reserve                 (420)      (859)
                                -------    -------
                                $ 8,191    $10,121
                                =======    =======

4. LONG-TERM DEBT

 Long-term debt consisted of the following on:

                                           October 29,      July 28,
                                              1995            1996
                                         --------------     -------
                                                 (In Thousands)

   Variable-rate revolving                   $6,104         $ 7,965
    credit facility (effective interest
    rates of 8.25% and 8.75% at
    July 28, 1996), interest payable
    monthly, principal is borrowed
    and repaid based on cash requirements

   Variable-rate revolving                    1,000           1,500
    credit commitment (effective interest
    rate of 8.75% at July 28, 1996),
    interest payable monthly, principal
    is borrowed and repaid based on
    cash requirements

   Variable-rate equipment                    2,839           2,474
    notes (effective interest rate of
    9.00% at July 28, 1996), payable
    in monthly installments ranging
    from $3,444 to $20,833, plus
    accrued interest, with maturities
    ranging from October of 1997 through
    June of 1999
                                             ------         -------
                                              9,943          11,939
   Less current portion                         850             947
                                             ------         -------
                                             $9,093         $10,992
                                             ======         =======

On January 30, 1996, Wakefield Engineering, Inc. entered into the Second Amendment to its Loan and Security Agreement dated June 22, 1994 (the "Loan Agreement"), to increase the revolving credit facility from $7,000,000 to $9,000,000, to make Specialty Extrusion Corp. ("Specialty"), a wholly-owned subsidiary of Wakefield, a co-borrower under the Loan Agreement and to extend revolving loans to Specialty and make available to Specialty a $200,000 Equipment Facility Loan which will be used to repay, in part, borrowings from Alpha. On March 29, 1996, Wakefield entered into the Third Amendment to the Loan Agreement to allow for interest payable on the Revolving Credit Loans to be computed based on a margin above the Prime Rate and/or a margin above the London Interbank Offered Rate ("LIBOR"). At July 28, 1996, interest on $6,500,000 of the revolving credit facility, accrues at the relevant adjusted LIBOR plus 275 basis points (8.25% per annum on July 28, 1996), and the remainder of the revolving credit facility accrues at the bank's prime rate plus .50% (8.75%, per annum on July 28, 1996). The equipment loans accrue interest at the banks prime rate plus .75%

(9% per annum on July 28, 1996). The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of the thermal management operations which in aggregate total $26,101,000. The Loan Agreement includes various financial covenants with which, on July 28, 1996, Wakefield was in compliance. On July 28, 1996, $7,965,000 was outstanding under the revolving credit facility which expires on April 30, 1997.

Wakefield is currently negotiating an amendment to the Loan Agreement to increase the revolving credit facility from $9,000,000 to $10,000,000, to make available additional revolving loan borrowing availability of up to $2,500,000 for the purpose of acquiring businesses with eligible collateral, to consolidate the outstanding term loans of approximately $1,780,000 into a $2,250,000 term loan and to make available a $2,500,000 equipment acquisition line. Interest on funds advanced on the revolving credit facility would accrue at the relevant adjusted LIBOR rate plus 225 basis points or at the bank's prime rate plus .25%. Interest on the term loans would accrue at the bank's prime rate plus .25%.

Uni-Star has available a revolving credit commitment of up to $2.5 million and an equipment acquisition facility of $300,000, which must be borrowed prior to August 31, 1996, under an accounts receivable loan agreement entered into on August 31, 1995 and which expires August 31, 1996. The proceeds from the equipment acquisition facility may be used only for the purchase of capital equipment. Interest on the funds advanced under the revolving credit commitment ($1,500,000 on July 28, 1996) accrues at the bank's prime corporate rate plus
 .50% (8.75% per annum on July 28, 1996) and interest on the equipment loans accrues at the bank's prime rate plus .75% (9% per annum on July 28, 1996). All Uni-Star credit facilities are secured by a first lien and assignment of substantially all Uni-Star's assets, including its accounts receivable, inventory, equipment and general intangibles which in aggregate total $11,033,000. Uni-Star is currently working on extending its loan agreement.

5.  SUBSEQUENT EVENTS

Lockhart Acquisition. On August 21, 1996, the Company, through a newly-organized, wholly-owned subsidiary Lockie Acquisition Corp. ("LAC"), purchased all of the outstanding stock of Lockhart Industries, Inc. ("LII"), a thermal management company, pursuant to an Agreement and Plan of Merger dated as of August 14, 1996 (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company issued 280,556 shares of its common stock in exchange for all of the issued and outstanding common stock of LII which was owned by the Lockhart Family Trust. Following the merger, the Company transferred all of LAC's shares to Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company and changed LAC's name to Lockhart Industries, Inc. In addition, Wakefield paid off an aggregate of $506,000 of LII's debt, and LAC entered into a three-year consulting agreement with E. H. Lockhart, LII's president and founder, providing for consulting payments of $200,000 per year for three years. The purchase price is subject to reduction based upon decreases in LII's working capital and collection of accounts receivable. In addition, the number of shares issued to the Trust is subject to increase in the event that the Company's common stock is not trading at $9 or more two years from the date of closing. The acquisition will be accounted for as a purchase transaction.

Minority Interest Acquisition. The Company purchased 80% of Uni-Star in June 1994. On September 3, 1996, the Company purchased the remaining 20% interest in exchange for 265,000 shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Quarter to Quarter Comparison
- -----------------------------

Net Income. The Company reported a net loss of $740,000 or $0.12 per share for the quarter ended July 28, 1996 compared to net income of $1,609,000 or $0.24 per share for the comparable quarter of fiscal 1995. Financial results for the 1996 quarter were negatively impacted by a decrease in sales volume, a decrease in gross profit as a percentage of revenues and the inclusion in 1996 of nonrecurring charges of $625,000 or $0.10 per share. These factors are discussed in the following paragraphs.

Sales. Sales for the third quarter of fiscal 1996 were $16,811,000 compared to sales of $17,429,000 for the third quarter of fiscal 1995. Thermal management sales increased 3.3% to $11,681,000 for the 1996 quarter from $11,305,000 for the quarter ended July 30, 1995. This increase was primarily due to the inclusion of sales by Specialty Extrusion Corp., which was acquired in June 1995 and increased sales of Penguin Cooler heat sinks, which serve the high performance microprocessor market. These increases were partially offset by lower sales of active cooling components. Connector sales were $5,130,000 during the third quarter of fiscal 1996 compared to $6,124,000 during the prior fiscal year period. This decrease was primarily attributable to the inclusion in the 1995 period of a large contract that was completed in the fourth quarter of 1995 and the exclusion in the 1996 period of a highly profitable product line that reached its end-of-life.

Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the quarter ended July 28, 1996 was 21.1% versus 27.6% for the quarter ended July 30, 1995. The decrease in gross profit percentage was primarily due to the inclusion in the 1996 period of Specialty's sales, which have lower gross profit margins than the Company's other products. In addition, gross profit was adversely affected by the Company incurring higher manufacturing costs reflecting capacity added in anticipation of a substantial increase in demand for Penguin Cooler heat sinks which has not yet materialized, and a change in the mix of products sold by Wakefield and Uni-Star. In the third quarter of fiscal 1996, there was an inventory write down of $170,000 related to products which were sold to two customers. Furthermore, gross profits from connector revenues decreased in the third quarter as a result of manufacturing inefficiencies and a decrease in sales of a particular high margin product. The Company has implemented programs to improve manufacturing efficiencies.

Research and Development Expense. Research and development expenses for the third quarter of fiscal 1996 were $366,000 compared to $293,000 for the third quarter of fiscal 1995. This increase was due primarily to an increase in engineering staff as well as increased licensing costs for engineering software in the thermal management business.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the third quarter of fiscal 1996 were $3,266,000, or 19.4% of sales, compared to $3,294,000, or 18.9% of sales, for the third quarter of fiscal 1995. Selling, general and administrative expenses as a percentage of sales increased primarily as a result of the decrease in sales volume in the fiscal 1996 quarter compared to the fiscal 1995 quarter.

Other Operating Expenses. Other operating expenses consisted of nonrecurring charges of $455,000 which were recognized during the third quarter of fiscal 1996. These charges included the following: a reserve for a possible payment related to a disputed purchase commitment, costs related to the termination of an acquisition effort and severance payments.

Interest and Other Income (Net). Interest income, which was $63,000 in the third quarter of fiscal 1996 and $59,000 in the third quarter of fiscal 1995, was earned on excess cash. The Company holds cash at the parent level to help fund future acquisitions. Interest expense was $295,000 and $205,000 for the quarters ended July 28, 1996 and July 30, 1995, respectively. This increase was due to a higher borrowing base.

Income Taxes. The income tax benefit for the quarter ended July 28, 1996 was $67,000 which included a federal income tax benefit of $30,000, a state income tax benefit of $41,000 and foreign income tax expense of $4,000. For the quarter ended July 30, 1995, the Company recognized a net income tax benefit of $453,000 which included a federal income tax benefit of $600,000 and state income tax expense of $147,000. Because the Company generated taxable income and was able to utilize net operating loss carryforwards, in addition to an increase in the likelihood of future realization of the net deferred tax asset, the Company reversed $950,000 of the valuation allowance during the third quarter of 1995. During the 1996 quarter, there was no reversal of the valuation allowance.

Minority Interest. The minority interest not acquired by the Company related to the Uni-Star business was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company purchased 80% of Uni-Star in June 1994. On September 3, 1996, the Company purchased the remaining 20% interest in exchange for 265,000 shares of its common stock.

Nine Months to Nine Months Comparison
- -------------------------------------

Sales. Sales for the first nine months of fiscal 1996 increased $7,010,000, or 15.7%, to $51,600,000 from $44,590,000 for the comparable period of fiscal 1995. Thermal management sales increased 23.2% to $36,150,000 for the 1996 period from $29,353,000 for the first nine months of fiscal 1995. This increase was due to internal growth and the inclusion of sales by Specialty Extrusion Corp., which was acquired in June 1995. The internal growth of sales from the thermal management business was due to increased sales of Penguin Cooler heat sinks, which serve the high performance microprocessor market, and extruded heat sinks. These increases were partially offset by lower sales of active cooling components.

Connector sales were $15,450,000 during the nine months ended July 28, 1996 compared to $15,237,000 during the first nine months of the prior fiscal year. This increase was primarily attributable to sales by the Company's international operations. International sales of connector products are supported by two facilities located in England and France, which assemble and sell micro-miniature connectors for the European market. These operations were established in June and July of 1995.

Gross Profit. The Company's overall gross profit as a percentage of total revenues for the nine months ended July 28, 1996 was 21.9% compared to 27.0% for the nine months ended July 30, 1995. The decrease in gross profit percentage was primarily due to the inclusion in the 1996 period of Specialty's sales, which have lower gross profit margins than the Company's other products and a change in the mix of products sold by Wakefield and Uni-Star. The Company also incurred higher manufacturing costs to add capacity in anticipation of a substantial increase in demand for Penguin Cooler heat sinks. Sales of Penguin Cooler heat sinks were lower than anticipated as a result of elevated inventory levels experienced throughout the personal computer industry. There was also a $170,000 inventory write down related to products which were sold to two customers. Furthermore, gross profit from connector revenues decreased in the first nine months as a result of manufacturing inefficiencies and a decrease in sales of a particular high margin product. The Company has implemented programs to improve the manufacturing efficiencies.

Research and Development Expense. Research and development expenses were $1,073,000 and $838,000 for the first nine months of fiscal 1996 and 1995, respectively. This increase was due primarily to an increase in engineering staff as well as increased licensing costs for engineering software in the thermal management business.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the nine months ended July 28, 1996 were $9,559,000, or 18.5% of sales, compared to $8,658,000, or 19.4% of sales, for the nine months ended July 30, 1995. The decrease of selling, general and administrative expenses as a percentage of sales was primarily attributable to increased sales volume without a proportional increase in selling, general and administrative expenses.

Other Operating Expenses. Other operating expenses of $455,000 were recognized during the nine months ended July 28, 1996. These expenses consisted of nonrecurring charges which included the following: a reserve for a possible payment related to a disputed purchase commitment, costs related to the termination of an acquisition effort and severance payments.

Interest and Other Income (Net). Interest income, which was $175,000 in the first nine months of fiscal 1996 and $216,000 in the comparable period of fiscal 1995, was earned on cash held at the parent level. The decrease in interest income was primarily attributable to a decrease in the average cash balance invested.

Interest expense was $821,000 and $523,000 for the nine months ended
July 28, 1996 and July 30, 1995, respectively. This increase was due to a higher borrowing base.

Income Taxes. The provision for income taxes for the nine months ended July 28, 1996, was $61,000 which consisted only of foreign income tax expense. For the nine months ended July 30, 1995, the Company recognized a net income tax benefit of $175,000 which included a federal income tax benefit of $489,000 and state income tax expense of $314,000. Because the Company generated taxable income and was able to utilize net operating loss carryforwards, in addition to an increase in the likelihood of future realization of the net deferred tax asset, the Company reversed $1,256,000 of the valuation allowance during the nine month period ended July 30, 1995. There was no reversal of the valuation allowance during the fiscal 1996 period.

Minority Interest. The minority interest not acquired by the Company related to the Uni-Star business was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company purchased 80% of Uni-Star in June 1994. On September 3, 1996, the Company purchased the remaining 20% interest in exchange for 265,000 shares of its common stock.


Liquidity and Capital Resources
- -------------------------------

On July 28, 1996, the Company had cash of approximately $4,219,000 compared to $6,058,000 on October 29, 1995. Existing cash plus advances under the Wakefield and Uni-Star loan agreements and funds received from the issuance of common stock upon the exercise of stock options were used for operating activities and for purchases of capital equipment.

For the nine months ended July 28, 1996, $1,292,000 were used to fund operations, primarily to increase inventories and prepaid expenses and to decrease accrued liabilities. This use of funds was partially offset by collections on accounts receivable. In addition to operating activities, $3,086,000 were used to purchase capital equipment including machinery, to increase manufacturing capacity in the thermal management business and to improve efficiency in the connector business, and tooling to expand the low power heat sink product line.

On January 30, 1996, Wakefield Engineering, Inc. entered into the Second Amendment to its Loan and Security Agreement dated June 22, 1994 (the "Loan Agreement"), to increase the revolving credit facility from $7,000,000 to $9,000,000, to make Specialty Extrusion Corp., a wholly-owned subsidiary of Wakefield ("Specialty"), a co-borrower under the Loan Agreement and to extend revolving loans to Specialty and make available to Specialty a $200,000 Equipment Facility Loan which will be used to repay, in part, borrowings from Alpha. On March 29, 1996, Wakefield entered into the Third Amendment to the Loan Agreement to allow for interest payable on the Revolving Credit Loans to be computed based on a margin above the Prime

Rate and/or a margin above the London Interbank Offered Rate ("LIBOR"). At July 28, 1996, interest on $6,500,000 of the revolving credit facility, accrues at the relevant adjusted LIBOR plus 275 basis points (8.25% per annum on July 28, 1996), and the remainder of the revolving credit facility accrues at the bank's prime rate plus .50% (8.75% per annum on July 28, 1996). The equipment loans accrue at the bank's prime rate plus .75% (9% per annum on July 28, 1996. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of the thermal management operations which in aggregate total $26,101,000. The Loan Agreement includes various financial covenants with which, on July 28, 1996, Wakefield was in compliance. On July 28, 1996, $7,965,000 was outstanding under the revolving credit facility which expires on April 30, 1997.

Wakefield is currently negotiating an amendment to its Loan Agreement to increase the revolving credit facility from $9,000,000 to $10,000,000, to make available additional revolving loan borrowing availability of up to $2,500,000 for the purpose of acquiring businesses with eligible collateral, to consolidate the outstanding term loans of approximately $1,780,000 into a $2,250,000 term loan and to make available a $2,500,000 equipment acquisition line. Interest on funds advanced on the revolving credit facility would accrue at the relevant adjusted LIBOR rate plus 225 basis points or at the bank's prime rate plus .25%. Interest on the term loans would accrue at the bank's prime rate plus .25%.

Uni-Star has available a revolving credit commitment of up to $2.5 million and an equipment acquisition facility of $300,000, which must be borrowed prior to August 31, 1996, under an accounts receivable loan agreement entered into on August 31, 1995 and which expires August 31, 1996. The proceeds from the equipment acquisition facility may be used only for the purchase of capital equipment. Interest on the funds advanced under the revolving credit commitment ($1,500,000 on July 28, 1996) accrues at the bank's prime corporate rate plus
 .50% (8.75% per annum on July 28, 1996) and interest on the equipment loans accrues at the bank's prime rate plus .75% (9% per annum on July 28, 1996). All Uni-Star credit facilities are secured by a first lien and assignment of substantially all Uni-Star's assets, including its accounts receivable, inventory, equipment and general intangibles which in aggregate total $11,033,000. Uni-Star is currently working on extending its loan agreement.

The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities should be sufficient to fund its operations in the near-term.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits
     --------

  10.26 Agreement and Plan of Merger dated as of August 14, 1996 by and among Alpha Technologies Group, Inc., Lockie Acquisition Corp., Lockhart Industries, Inc., Eldon H. Lockhart and Marjorie D. Lockhart. (The exhibits and schedules to the Agreement and Plan of Merger are listed on page v of the Table of Contents of such Agreement. Such exhibits and schedules have not been filed by the Issuer, who hereby undertakes to file such exhibits upon request of the Commission.)

  10.27 Agreement dated August 15, 1996 between the Company and Neal Castleman. (1)

  11.1 Statement re Computation of Per Share Earnings for the quarters and nine months ended July 30, 1995 and July 28, 1996.

  27     Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------

  There were no reports for Form 8-K filed by the Company during the quarter ended July 28, 1996.

_______________
(1) Incorporated herein by reference to the Company's S-3, filed August 16, 1996 (Reg. No. 333-10311).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Alpha Technologies Group, Inc.
                                            ------------------------------
                                            (Registrant)



Date:    September 11, 1996         By: /s/ Lawrence Butler
     ----------------------------       ---------------------------------------
                                        Lawrence Butler
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:    September 11, 1996         By:  /s/ Johnny J. Blanchard
     ----------------------------        --------------------------------------
                                         Johnny J. Blanchard
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                                              Page No.
- -------                                                              --------
10.26 Agreement and Plan of Merger dated as of August 14, 1996 by and among Alpha Technologies Group, Inc., Lockie
       Acquisition Corp., Lockhart Industries, Inc., Eldon H.
       Lockhart and Marjorie D. Lockhart. (The exhibits and schedules to the Agreement and Plan of Merger are listed on page v of the Table of Contents of such Agreement.
       Such exhibits and schedules have not been filed by the Issuer, who hereby undertakes to file such exhibits upon request of the Commission.)

10.27  Agreement dated August 15, 1996 between the Company and
       Neal Castleman.(1)

11.1 Statement re Computation of Per Share Earnings for the quarters and nine months ended July 30, 1995 and July 28, 1996.

27     Financial Data Schedule
___________
(1) Incorporated herein by reference to the Company's S-3, filed August 16, 1996 (Reg. No. 333-10311).