Form 10-K
period 1996-10-27
ALPHA TECHNOLOGIES GROUP INC
filed 1997-01-27
CIK 710807

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended October 27, 1996

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ............................... to...............
Commission file number 0-14365

                            ------------------------

                         ALPHA TECHNOLOGIES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      76-0079338
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
        9465 WILSHIRE BLVD., SUITE 717
              BEVERLY HILLS, CA                                    90212
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 385-1494

                            ------------------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          Common Stock, $.03 par value
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                        $21,129,911 at January 17, 1997

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Common Stock, 6,746,329 shares outstanding at January 17, 1997

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement to be filed on or about February 24, 1997 is incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Alpha Technologies Group, Inc. ("Alpha" or the "Company"), through its wholly-owned subsidiaries, Wakefield Engineering, Inc. ("Wakefield") and Uni-Star Industries, Inc. ("Uni-Star"), designs, manufactures and sells thermal management products and connectors. The Company's thermal management products, principally heat sinks, which dissipate heat generated by electronic components, serve the microprocessor, computer, consumer electronics, transportation, power supply, aerospace and defense industries. The Company's sub-miniature, micro-miniature and ultra-miniature connector products and its backplane/midplane-type assemblies, the majority of which are custom manufactured to meet rigid specifications, serve the aerospace, automotive, communications, defense, factory automation, industrial controls, medical electronics, scientific/process instrumentation and test/measurement industries.

     The Company was incorporated as Synercom Technology, Inc. in Texas in 1969 and was reincorporated in Delaware in 1983. In April 1995, it changed its name to Alpha Technologies Group, Inc. In 1993, the Company began its transformation from a software company to its current business as an electronics components manufacturer. In September of 1994, the Company sold the remaining aspects of its software and related services business. Since October 1993, the Company has grown through a combination of acquisitions and internal growth.

  Acquisitions

     In August 1996, the Company acquired Lockhart Industries, Inc. ("Lockhart"), a manufacturer of sophisticated thermal management devices used primarily in the aerospace and military markets. Management anticipates that Lockhart will expand the Company's thermal management business by providing access to new markets and expanding its technological capabilities. The consideration for the transaction was the issuance of 280,556 shares of the Company's common stock, which is subject to reduction if Lockhart's net working capital at closing (as defined in the merger agreement) is below certain thresholds, and subject to increase if the average market price of the Company's common stock is below $9 per share for the twenty trading days prior to August 21, 1998. The Company believes, based on its audit of Lockhart's closing date balance sheet, that the number of shares issued to Lockhart's Stockholders may be reduced by approximately 82,577 shares. The Company also assumed approximately $500,000 of Lockhart's bank debt.

     During fiscal 1996, the Company completed the purchase of the 20% interest of Uni-Star owned by Uni-Star's former president in exchange for 265,000 shares of the Company's common stock. See Note 2 to the Financial Statements. The following table sets forth the other significant acquisitions made by the Company since October 1993:

            MONTH ACQUIRED                                    BUSINESS
-------------------------------------- ------------------------------------------------------
October 1993.......................... Thermal management operations in Wakefield and Fall
                                       River, Massachusetts ("Wakefield")
June 1994............................. Connector and related product operations in South
                                       Pasadena, California, Colmar, Pennsylvania and
                                       Cincinnati, Ohio ("Uni-Star")
August 1994........................... Thermal management operations in Temecula, California
                                       ("Wakefield-Temecula")
June 1995............................. Aluminum extrusion operations in Fullerton, California
                                       ("Specialty")

     Wakefield is a wholly-owned subsidiary of the Company; Wakefield-Temecula is a division of Wakefield; and Specialty and Lockhart are wholly-owned subsidiaries of Wakefield. Uni-Star is a wholly-owned subsidiary of the Company and consists of three divisions: Microdot Connectors in South Pasadena, California; Malco in Colmar, Pennsylvania; and Connector Industries of America in Cincinnati, Ohio.

PRODUCTS

  Thermal Management

     Thermal management products are used to dissipate heat generated by electronic components within electronic systems. The Company designs, manufactures and sells thermal management products for use in a variety of industries, including the microprocessor, computer, consumer electronics, industrial control, medical instrumentation, laser, power supply and conversion, telecommunication equipment, transportation, welding equipment, aerospace and defense industries. The principal customers for the Company's thermal management products are leading original equipment manufacturers (OEM's) of electronic equipment. See "Description of Business -- Customers".

     The Company's principal thermal management products include:

Penguin(TM) Coolers..........  Heat sinks specifically designed to solve thermal problems for the latest high-speed versions of microprocessors offered by major manufacturers, which include Intel's Pentium(R) and Pentium(R)Pro, AMD's K5 and K6, IBM's and Cyrix's 6x86, and IBM's and Motorola's PowerPC(TM) products. Other microprocessor-specific products include fan heat sink assemblies (heat sinks with electric fans attached to them) and aluminum impregnated plastic heat sinks, sold under the Deltem(TM) name.

Extruded Heat Sinks..........  Heat sinks and heat sink assemblies designed for high power industrial applications, including transportation equipment and stereo amplifiers and bonded fin heat sinks used by makers of power supplies, transportation equipment and other industrial equipment.

Stamped and Low Power Heat
Sinks........................  Heat sinks designed for heat dissipation in power semiconductors, transistors, rectifiers, diodes and other electronic components used in electronic applications. Typically, these are smaller components used on printed circuit boards.

Active Cooling Components....  These products use air or liquid to dissipate heat. Air-to-air heat exchangers use fans to exchange heat with cooler air and are used in high-performance telecommunications, military and aerospace systems. These products also include sophisticated precision formed fin/ fluxless vacuum brazed chassis, heat exchanger and cold plates used to cool and protect computer, radar and laser systems for the aerospace, military and commercial markets. Liquid cooling systems are used in applications which require the removal of significantly greater amounts of heat than can be achieved by air cooling.

Precision Compression
Mounting Clamp Systems.......  These products are complete mounting clamp and heat sink assembly systems for proper
                               installation, compression and cooling of high-power compression pack silicon-controlled rectifiers. These products are used in industrial welding, transportation and motor control systems.

Accessory Products...........  The Company's accessories include high-performance thermal compounds, adhesives, interface materials, and other accessories.

  Connectors

     Connectors are electro-mechanical devices which permit electronic subassemblies such as printed circuit boards, power supplies and input-output wire harnesses/cable assemblies to be attached and separated. The Company designs, manufactures and sells high-reliability sub-miniature, micro-miniature and ultra-miniature connectors used in aerospace, military and high-performance commercial applications. The Company's connector products are typically produced in small volumes and are highly customized to meet specific requirements. Connectors are used by OEM's in a diverse group of industries, including aerospace, automotive, communications, defense, factory automation, industrial controls, medical electronics, scientific/process instrumentation and test/measurement. See "Description of Business -- Customers".

     The Company's principal connector products include:

Sub-Miniature,
Micro-Miniature and
Ultra-Miniature Rectangular
Connectors...................  Low frequency signal connectors which are configured in one to four rows with up to 400 contacts and designed for high reliability aerospace, military and commercial applications.

Coaxial Connectors...........  Low to high frequency signal connectors which are configured to work with 50, 70 and 93 ohm miniature coaxial, twin-axial and tri-axial cable. Predominantly used in communication and test/measurement instrumentation applications.

Circular and Hermetic
Connectors...................  The Company produces several families of circular low frequency signal connectors, including hermetic connectors. All components of hermetic connectors are made from materials that resist corrosion and are made to withstand pressure of up to 20,000 psi. Hermetic connectors require an air tight compression seal between the contacts and its circular body. Hermetic connectors are designed to perform in harsh environments that cause ordinary connectors to fail. Typical applications include: speed sensors on aircraft engines, test/measurement pressure switches, temperature probes and fuel flow measurement instruments.

Backpanels and
Backplanes/Midplanes.........  Backpanels are manufactured from aluminum substrates. Backplanes/midplanes are manufactured from rigid, multi-layer printed circuit boards. Backpanels must be wire-wrapped to support intended end-use. Typical applications for backpanels include flight vehicles and related ground support equipment. Backplanes/midplanes are used predominantly in communications and data-communications switching, multiplexing and transmission systems. The Company also provides automatic wire wrapping services, which permit engineers to test and de-bug prototype/preproduction backpanels and backplanes/midplanes during initial development and later alpha/beta testing.

Automotive Switches..........  The Company's automotive switches are used for brake lights, door jams, cruise control, neutral safety start, junction blocks and other automotive uses.

CUSTOMERS

     The Company has over three thousand customers. Customers for thermal management products include leading OEM's of electronic equipment. Connector customers include major aerospace, communications, defense, medical electronics and test/measurement equipment OEM's.

     No single customer accounted for greater than 10% of the Company's revenues during its fiscal year 1995 or 1996.

     The Company's products must meet its OEM customers' exacting specifications. A substantial portion of the Company's OEM customers require the Company to qualify as an approved supplier. In order to qualify, the Company must satisfy stringent quality control standards and undergo extensive in-plant inspections of its manufacturing processes, equipment and quality control systems.

SALES, MARKETING, AND DISTRIBUTION

     The Company designs, manufactures and sells both standard and customized products. The Company seeks to become a strategic supplier to its customers and to differentiate itself from its competitors by offering a higher level of service and technical sales support to its customers. The Company has a team of applications engineers and technicians who are dedicated to providing ongoing technical support. These engineers and technicians provide solutions to customers for their thermal management problems, answer customers' questions on the use and application of the Company's products and provide field support to customers. The Company strives to establish technical relationships with certain key microprocessor and computer manufacturers to focus on new product design and develop new product concepts in advance of rapidly changing computer market requirements. The Company believes the technical services provided by its engineers and technicians are an important factor in its sales and product development efforts.

     The Company has entered into a joint marketing relationship with Flomerics, the developer of FLOtherm, a software program used by engineers to design new thermal management products, to make joint presentations at trade shows, to present jointly sponsored technical seminars and for Flomerics to feature products developed by the Company in its demonstrations.

     The Company sells its products through in-house sales personnel and a network of independent manufacturers' representatives and distributors. In North America, thermal management products are marketed through a five-person direct sales force, 23 manufacturer representatives and 49 distributors; and connector products are marketed through 17 manufacturers' representatives and one distributor supported by the Company's seven-person sales force. In international markets, the Company uses 16 manufacturers' representatives and 6 international distributors. International sales of connector products are also supported by Company facilities located in England and France, which also assemble and sell micro-miniature connectors to the European market.

     In general, the Company's sales representatives and distributors have entered into agreements that allow for termination by either party upon 30 to 90 days notice. Generally, distributors are permitted to return a small portion of products purchased by them during the term of the agreements and to return all products (other than obsolete products) purchased by them upon termination by the Company. The Company's distributors are generally not precluded from marketing competitive products.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company's product development strategy primarily focuses on engineering modifications of existing products in response to customer needs. Historically, the Company has not focused on the development of entirely new products or materials. However, during fiscal 1996, the Company, working with Intel, developed a new product concept to cool laptop and notebook computers. Called APACHE, this product is the first modular system design which uses standardized components, thus replacing the customized approaches used to date. The APACHE system can be used in current notebook PC's and those that the Company anticipates will enter the market during the next two years. During fiscal 1994, 1995 and 1996, the Company spent $674,000, $1,109,000, and $1,448,000, respectively, on product research and development primarily with respect to its thermal management products. The Company believes that its technical capabilities, in conjunction with collaborative efforts with customers, will allow it to continue to introduce variations to products responsively.

     The Company is currently developing standard and custom heat sink assemblies for next generation microprocessors. In addition, the Company plans to continue expanding its product offerings for many types of stamped and low power heat sinks and to expand its collaboration programs with manufacturers of alternative materials to achieve cost reduction and performance improvements for thermal management components.

     The Company intends to continue developing new connector products by modifying and extending its current products and developing new product lines. During 1996, the Company completed the design, development, prototyping and preproduction of a new line of ultra-miniature products for use in missile systems, test/measurement equipment, digital signal processing systems and medical equipment.

COMPETITION

     The thermal management market is highly competitive. There are many companies which compete directly with the Company in the thermal management business and offer products and services similar to those offered by the Company. Although no one competitor is dominant, there are four principal competitors in the thermal management market, including the Company. The Company's three major competitors are Aavid Thermal Technologies, Inc., IERC, a division of Dynamics Corporation of America, and Thermalloy, a division of Bowthorpe, plc. Two of the Company's thermal management competitors are divisions of larger corporations and, as such, may have greater financial, marketing, and technical resources than the Company. Additional competition comes from numerous small machine shops, aluminum extruders, and other new thermal management companies which typically focuses on a single product and do not offer complete lines of thermal management products.

     The connector industry is highly fragmented with competition drawn along very specific product lines. The Company's principal competition in its connector operations comes from smaller, niche-oriented companies which, like the Company, focus on low volume customized products. Occasionally, the Company competes with smaller divisions of larger firms. The Company's direct competitors include HCC in the hermetic connector market, CTS's Fabritek division and Teradyne in the aluminum backpanel and backplane/midplane market, and Labinal's Cinch division and Microtech in the sub-miniature, micro-miniature and ultra-miniature connector market.

BACKLOG

     The Company's backlog was approximately $21.1 million on each of October 27, 1996 and October 29, 1995. Backlog typically consists of purchase orders scheduled for shipment within 60 days following the order date for thermal management products and 75 days for connector products. The Company's backlog at any time is not indicative of future revenue. The Company has also entered into supply agreements with several customers for its connector products, including Lockheed Martin, Raytheon and Boeing North America (previously known as Rockwell Aerospace), which generally provide that, for a term of 18 months to two years, such customer will purchase all its requirements, if any, for a particular product from the Company for a fixed price.

PROPRIETARY RIGHTS

     The Company applies for patents with respect to its most significant patentable developments. It owns 14 patents related to its thermal management products which expire from 1997 to 2015, and it has five patents pending. The Company owns 12 patents related to its connector products. Management believes that its competitive position is not dependent on patents and that patent expirations will not materially adversely affect the Company's competitive position.

RAW MATERIALS

     The principal raw material used in thermal management products is aluminum. The principal raw materials used in connector products are aluminum, copper, stainless steel and steel alloy. The Company also uses gold, plating chemicals, plastics, bar metal and wire in its production of connectors. Raw materials represent a significant portion of the cost of the Company's products. Prices for raw materials are based upon market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Although thermal management products are generally shipped within 60 days, and connectors are generally shipped within 75 days of receipt of orders, increases in raw materials prices cannot always be reflected in product sales price. All raw materials are readily available from multiple suppliers at competitive prices. In addition, Specialty supplies a portion of the Company's needs for extruded aluminum, a raw material used to manufacture heat sinks.

ENVIRONMENTAL

     Several aspects of the Company's operations utilize hazardous material, the removal of which is subject to regulation. At each location, the Company contracts with licensed third party waste haulers to remove such toxic waste. While the Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations and has all environmental permits necessary to conduct its business, more stringent environmental regulations may be enacted in the future, and there can be no assurance that the Company will not incur significant costs in the future in complying with such regulations. Local environmental agencies monitor the Company's operations for ongoing compliance with environmental requirements, and the Company is required to correct any violations revealed by such monitoring. Although the Company is periodically subject to notices of violations with respect to environmental requirements, it is not aware of any violations or events that would require the Company to incur material cost, nor has the cost of complying with environmental laws represented a material cost to the Company.

     The Company has received a notice addressed to the predecessor of its connector business that the California Department of Toxic Substances Control believes it to be a Potential Responsible Party of a cleanup site. The Company believes that it has no potential liability with respect to such site because it purchased the predecessor's assets pursuant to a bankruptcy court order providing that such assets were being sold free of all liabilities, including successor and environmental liabilities.

EMPLOYEES

     On October 27, 1996, the Company had 816 employees (796 of whom were full time). Its thermal management operations had 492 employees (481 of whom were full time), all in domestic operations, and its connector operations had 296 employees in domestic operations (290 of whom were full time) and 17 residents outside the United States (15 of whom were full time). In addition, the Company had 11 corporate employees (10 of whom were full time). Employees are not represented by a labor union. Management believes that employee relations are excellent.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company has leases for manufacturing facilities at the following locations:

                                       APPROXIMATE                                   EXPIRATION
               LOCATION                SQUARE FEET      PRINCIPAL FACILITY USE          DATE
-------------------------------------- -----------   ----------------------------  --------------
South Pasadena, California............    52,696              connectors              May 2004
Temecula, California..................    44,200     thermal management products   November 2004
Fullerton, California.................    15,000     thermal management products    August 1998
Cincinnati, Ohio......................    18,000              connectors           November 1999
Wakefield, Massachusetts..............    56,500     thermal management products   November 2003
Fall River, Massachusetts.............    60,000     thermal management products     April 2000
Colmar, Pennsylvania..................    37,000              connectors             March 2000
Paramount, California.................    36,700     thermal management products    October 1999
Paramount, California.................    25,000     thermal management products    October 1999

     Management feels that these facilities are in good condition suitable for the purposes for which they are used. The Company has office space for its corporate staff in Houston, Texas, Beverly Hills, California and New York, New York.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of fiscal 1996 to a vote of the holders of the Company's common stock, through the solicitation of proxies or otherwise.

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

     The following table sets forth the high and low sales prices of the Company's common stock as reported on the NASDAQ National Market System for each full quarterly period within the Company's two most recent fiscal years:

                  1995                    HIGH    LOW
                  ----                    ----    ---
First Quarter...........................  6       4 7/8
Second Quarter..........................   7 1/   4 7/8
Third Quarter...........................  12 3/8  5 1/4
Fourth Quarter..........................  13 3/8  8 3/8

                  1996                    HIGH    LOW
                  ----                    ----    ---
First Quarter...........................  11 3/8  6 7/8
Second Quarter..........................   8 5/   6 1/4
Third Quarter...........................   8 5/   5
Fourth Quarter..........................   5 3/   4 1/4

HOLDERS OF RECORD

     On December 31, 1996, there were approximately 232 holders of record and approximately 2,000 beneficial owners of the Company's common stock.

DIVIDENDS

     The Company has paid no cash dividends on its common stock during fiscal years 1995 and 1996. The Board of Directors of the Company currently does not intend to declare cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The Company entered the electronic components business in October 1993 by acquiring a thermal management business. In September 1994, the Company sold its software business.

                                                                    FOR THE YEARS ENDED
                                            -------------------------------------------------------------------
                                            OCTOBER 31,   OCTOBER 31,   OCTOBER 31,   OCTOBER 29,   OCTOBER 27,
                                               1992          1993          1994          1995          1996
                                            -----------   -----------   -----------   -----------   -----------
                                                    (IN THOUSANDS EXCEPT PER SHARE AND PER SHARE DATA)
RESULTS OF OPERATIONS
SALES.....................................          --     $     258     $  30,145     $  64,116     $  70,237
COST OF SALES.............................          --           190        20,627        46,888        55,021
                                             ---------     ---------     ---------     ---------     ---------
          Gross profit....................          --            68         9,518        17,228        15,216
OPERATING EXPENSES
  Research and development................          --            11           674         1,109         1,448
  Selling, general and administrative.....          --            48         6,572        11,941        12,823
  Other...................................          --            --            --            --           406
                                             ---------     ---------     ---------     ---------     ---------
          Total operating expenses........          --            59         7,246        13,050        14,677
                                             ---------     ---------     ---------     ---------     ---------
OPERATING INCOME..........................          --             9         2,272         4,178           539
INVESTMENT INCOME.........................          --            --           108           258            --
INTEREST AND OTHER INCOME (EXPENSE),
  net.....................................         432           337            76          (477)         (778)
                                             ---------     ---------     ---------     ---------     ---------
INCOME (LOSS) BEFORE TAXES................         432           346         2,456         3,959          (239)
PROVISION (BENEFIT) FOR INCOME TAXES:
  Current.................................         147           101           500           530            60
  Deferred................................          --            17        (1,360)         (671)           --
                                             ---------     ---------     ---------     ---------     ---------
          Total provision (benefit) for
            income taxes..................         147           118          (860)         (141)           60
                                             ---------     ---------     ---------     ---------     ---------
INCOME (LOSS) BEFORE MINORITY INTEREST,
  DISCONTINUED OPERATIONS AND
  EXTRAORDINARY CREDIT....................         285           228         3,316         4,100          (299)
LESS: MINORITY INTEREST...................          --            --          (384)         (352)           --
GAIN ON SALE OF DISCONTINUED OPERATIONS,
  net of income tax effect................          --            --         1,380            --            --
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, net of income tax effect....      (4,251)          (22)          978            --            --
                                             ---------     ---------     ---------     ---------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
  CREDIT..................................      (3,966)          206         5,290         3,748          (299)
EXTRAORDINARY CREDIT: TAX BENEFIT OF NET
  OPERATING LOSS CARRYFORWARD.............         138           111            --            --            --
                                             ---------     ---------     ---------     ---------     ---------
NET INCOME (LOSS).........................   $  (3,828)    $     317     $   5,290     $   3,748     $    (299)
                                             =========     =========     =========     =========     =========
PER COMMON AND COMMON EQUIVALENT SHARE:
  Income (loss) before minority interest,
     discontinued operations and
     extraordinary credit.................   $    0.05     $    0.04     $    0.52     $    0.62     $   (0.05)
  Minority interest.......................          --            --         (0.06)        (0.05)           --
  Gain on sale of discontinued
     operations...........................          --            --          0.22            --            --
  Discontinued operations.................       (0.74)           --          0.15            --            --
  Extraordinary credit....................        0.02          0.01            --            --            --
                                             ---------     ---------     ---------     ---------     ---------
  Net income (loss).......................   $   (0.67)    $    0.05     $    0.83     $    0.57     $   (0.05)
                                             =========     =========     =========     =========     =========
SHARES USED IN COMPUTING NET INCOME (LOSS)
  PER COMMON EQUIVALENT SHARE.............   5,732,335     6,017,543     6,343,604     6,605,147     6,277,585
                                             =========     =========     =========     =========     =========
OTHER FINANCIAL DATA
  Working capital.........................   $  10,031     $   8,932     $  15,924     $  15,696     $   6,460
  Total assets............................      13,739        16,079        31,689        42,256        47,060
  Total debt..............................          --            --         3,902         9,943        13,909
  Stockholders' equity....................      10,528        10,951        16,544        18,763        22,117

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

     The Company entered the electronic components business in October 1993 by acquiring a thermal management business, Wakefield Engineering, Inc. The following table sets forth the significant acquisitions made by the Company during the last three fiscal years:

    MONTH
  ACQUIRED                             BUSINESS                              PREDECESSOR'S NAME
-------------   -------------------------------------------------------  --------------------------
June 1994       Connector and related product operations in South        Interconnect Systems
                Pasadena, California, Colmar, Pennsylvania and           Division of Microdot Inc.
                Cincinnati, Ohio ("Uni-Star")
August 1994     Thermal management operations in Temecula, California    Aham Tor, Inc.
                ("Wakefield-Temecula")
June 1995       Aluminum extrusion operations in Fullerton, California   Specialty Extrusions Ltd
                ("Specialty")
August 1996     Thermal management operations in Paramount, California   Lockhart Industries, Inc.
                ("Lockhart")

     Since their acquisitions, Wakefield-Temecula has been operated as a division, and Specialty and Lockhart have been operated as subsidiaries of Wakefield. Each of the plants in the connector business operates as a division of Uni-Star.

     The results of operations of the businesses acquired are included in the Company's consolidated results of operations only since their respective acquisition dates. In September 1994, the Company sold the remaining assets of its software business. The consolidated financial statements of the Company for the fiscal year ended October 31, 1994 report separately the gain on the sale and results of operations of such discontinued operation. Such operation is not included in the following discussion.

RESULTS OF OPERATIONS

  Fiscal Year 1996 versus Fiscal Year 1995 Comparison

     Sales. Total sales increased 9.5% in fiscal 1996 compared to fiscal 1995. Thermal management sales increased to $48,980,000, or 11.6%, in fiscal 1996 from $43,865,000 in fiscal 1995. The 11.6% increase in thermal management sales in fiscal 1996 was primarily attributable to the inclusion of sales by Specialty and Lockhart, along with higher sales of Penguin Cooler heat sinks, which serve the microprocessor and personal computer markets. Specialty was acquired in June 1995 and Lockhart in August 1996. Sales of Penguin Cooler heat sinks increased 35.5% in fiscal 1996 compared to fiscal 1995 although the increase was not as great as anticipated due to elevated inventory levels throughout the personal computer industry. The increase in thermal management revenues was partially offset by lower sales of active cooling components. Without the addition of sales from Specialty and Lockhart, thermal management sales increased 3.8% in fiscal 1996 compared to fiscal 1995.

     Connector sales were $21,257,000 in fiscal 1996 compared to $20,251,000 during fiscal 1995. The increase in fiscal 1996 compared to 1995 was primarily due to the addition of the Company's international subsidiaries in France and England which were established in June and July 1995. Sales from Uni-Star's foreign subsidiaries accounted for 11.0% of total connector sales in fiscal 1996 versus 1.0% in 1995. Excluding revenues generated in 1995 from a large contract that was completed in the 1995 fourth quarter and from a highly profitable product line that reached its end-of-life in 1995, the revenue increases in fiscal 1996 compared to fiscal 1995 would have been greater.

     Gross Profit. The Company's gross profit as a percent of total revenues ("gross profit percentage") for fiscal 1996 was 21.7% versus 26.9% in 1995. Gross profit percentage decreased in 1996 compared to fiscal 1995 as a result of the following factors: inclusion of Specialty's sales which have lower gross margins than the Company's other products, a change in the product mix sold, higher manufacturing costs incurred to add capacity in anticipation of a substantial increase in demand for Penguin Cooler heat sinks, which did not fully materialize, a $170,000 inventory write-down related to products specifically built for two customers, certain manufacturing inefficiencies at Uni-Star, which the Company has taken steps to correct, and the decrease in sales of a particular high margin connector product.

     Research and Development Expense. Research and development expense includes the cost of enhancing existing products and, to a lesser extent, the cost of developing new products. Research and development expenses were $1,448,000 in fiscal 1996 compared to $1,109,000 in fiscal 1995. The increase was due primarily to an increase in engineering staff as well as increased licensing costs for engineering software.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were $12,823,000, or 18.3% of sales during fiscal 1996, compared to $11,941,000, or 18.6% of sales during fiscal 1995. The decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to increased sales without a proportionate increase in selling, general and administrative expenses.

     Other Operating Expense. Other operating expenses incurred during fiscal 1996 consisted of nonrecurring charges of $406,000, which included the settlement of a cancelled purchase commitment, costs related to an acquisition effort that was terminated and severance payments.

     Operating Income. Operating income was $539,000, or 0.8% of sales during fiscal 1996, compared to $4,178,000, or 6.5% of sales during fiscal 1995. The decrease in operating income was primarily attributable to the aforementioned decrease in gross profit and increase in research and development costs and other operating expenses.

     Investment Income. In fiscal year 1995, the Company held marketable securities for both strategic and investment purposes. Securities held for investment purposes were reflected at fair market value, and the gain or loss was reflected in investment income. Securities held for strategic purposes were reflected at fair market value with the unrealized gain or loss thereon reflected in stockholders' equity. The gain or loss on such securities was reflected as investment income only upon sale. Investment income for fiscal 1995 included $35,000 of investment security gains and $219,000 of gains on sales of strategic investment securities. During fiscal 1996, the Company had no material investment in marketable securities.

     Interest and Other Income (Expense), net. Interest income, which was $213,000 for fiscal 1996 and $263,000 for fiscal 1995 was earned on excess cash. Interest expense was $1,073,000 and $775,000 for fiscal 1996 and 1995, respectively. The increase in interest expense in fiscal 1996 compared to fiscal 1995 was due to an increase in the average outstanding loan balance during fiscal 1996.

     Minority Interest. The Company purchased 80% of the outstanding stock of Uni-Star in June 1994. In September 1996, the Company purchased the remaining 20% interest in exchange for 265,000 shares of its common stock. Prior to the September 1996 transaction, the minority interest related to the Uni-Star business was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows.

  Fiscal Year 1995 versus Fiscal Year 1994 Comparison

     Sales. Total sales increased 112.7% to $64,116,000 in fiscal 1995 compared to sales of $30,145,000 in fiscal 1994. Thermal management sales increased to $43,865,000 in fiscal 1995 from $20,758,000 in fiscal 1994. The 111.3% increase in thermal management sales was primarily attributable to internal growth of 66.1% as a result of higher sales of extruded heat sink products, primarily Penguin Cooler heat sinks, related to the rapid growth of the high-performance microprocessor market. In addition, Wakefield-Temecula and Specialty sales were included in fiscal 1995 from their dates of acquisition.

     Connector sales were $20,251,000 during fiscal 1995 compared to $9,387,000 during fiscal 1994. Sales in fiscal year 1994 included only five months of connector sales following the acquisition of Uni-Star on June 1,

1994; however, connector sales during the 1994 period were above average because products were shipped under backorders existing at the time of acquisition.

     Gross Profit. The Company's gross profit as a percent of total revenues ("gross profit percentage") was 26.9% for fiscal 1995 versus 31.6% for fiscal 1994. The decrease in gross profit percentage was a result of: (i) the inclusion in the 1995 period of sales by Wakefield-Temecula and Specialty, which have lower gross profit percentages than the Company's 1994 average, (ii) an increase in the cost of aluminum, a portion of which could not be reflected in the sales price of the Company's products, (iii) a significant increase in sales of Penguin Coolers, which have a lower gross profit percentage than the Company's 1994 average, (iv) a high gross profit contribution during the 1994 period from backorders existing at the time of the acquisition of Uni-Star and (v) a change in the mix of products sold.

     Research and Development Expense. Research and development expense includes the cost of enhancing existing products and, to a lesser extent, the cost of developing new products. Research and development expenses were $1,109,000 in fiscal 1995 compared to $674,000 in fiscal 1994. The increase was due primarily to an increase in engineering staff as well as new licensing costs for engineering software in fiscal 1995 and the purchase of related workstations in fiscal 1995.

     Selling, General and Administrative Expense. Selling, general and administrative expenses during fiscal 1995 were $11,941,000, or 18.6% of sales, compared to $6,572,000, or 21.8% of sales, during the prior fiscal year. The decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to increased sales without a proportionate increase in selling, general and administrative expenses.

     Investment Income. In fiscal years 1994 and 1995, the Company held marketable securities for both strategic and investment purposes. Securities held for investment purposes were reflected at fair market value, and the gain or loss was reflected in investment income. Securities held for strategic purposes were reflected at fair market value with the unrealized gain or loss thereon reflected in stockholders' equity. The gain or loss on such securities was reflected as investment income only upon sale. Investment income for fiscal 1995 included $35,000 of investment security gains and $219,000 of gains on sales of strategic investment securities. Fiscal 1994 investment income was derived from securities held for investment purposes. In September 1995, the Company adopted a policy precluding any equity investments other than for strategic purposes.

     Interest and Other Income (Expense), net. Interest income, which was $263,000 in fiscal 1995 and $168,000 in fiscal 1994, was earned on excess cash. Interest expense was $775,000 for fiscal 1995 and $131,000 for fiscal 1994.

     Discontinued Operation. The Company sold its software product business in September 1994 for $4 million. An expense of approximately $800,000 was accrued, principally representing lease payments and estimated costs that the Company expected to incur on the space used by the disposed business, less estimated payments that it expected to receive for subleasing the space. The Company recognized a gain on the sale of $1,380,000, net of the $800,000 accrual, income taxes and a reserve to cover contingencies.

  Fiscal Year 1996 versus Fiscal Year 1995 versus Fiscal Year 1994 Comparison

     Income Taxes. In fiscal 1994 and 1995, the Company's provision for income taxes was impacted substantially by tax benefits from net operating loss carryforwards ("NOL Carryforwards"). The Company's tax provision for the last three fiscal years is summarized as follows (in thousands):

                                                              FISCAL      FISCAL      FISCAL
                                                               1994        1995        1996
                                                              -------     -------     ------
    Income (loss) before tax................................  $ 2,456     $ 3,959     $ (239)
                                                              =======     =======     ======
    Tax at Federal statutory rate (34%).....................  $   835     $ 1,346     $  (69)
    State taxes, net of federal benefit.....................      305         311          0
    Valuation Allowance provided (reversed).................   (2,846)     (1,972)       493
    Foreign income taxes....................................       --          --         60
    Effects of discontinued operations and temporary
      differences...........................................      846         174       (424)
                                                              -------     -------     ------
    Income tax provision (benefit)..........................  $  (860)    $  (141)    $   60
                                                              =======     =======     ======

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

     During fiscal 1996 the decrease in the net deferred tax asset was the result of $369,000 related to temporary differences derived from the acquisition of Lockhart. The increase in the valuation allowance was due to fully reserving for the 1996 change in the tax effects of existing temporary differences. The remaining Valuation Allowance of $5,096,000 (primarily relating to net operating loss carryforwards of $15,384,000) will be reversed as warranted by future profitable operations and Management's future estimates of the realization of the deferred tax asset based on expected taxable income.

     On October 27, 1996, the Company had, for tax purposes, remaining NOL Carryforwards of approximately $15,384,000 available to offset future taxable income, approximately $650,000 of unused investment and research and development tax credits available to offset future Federal income taxes, and approximately $230,000 of alternative minimum tax credits. The NOL Carryforwards will expire from 2000 to 2011, the investment tax credit and research and development tax credit carryforwards will expire from 1997 to 2005, and the alternative minimum tax credit has no expiration. All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In addition, Section 382 of the Internal Revenue Code significantly limits the amount of NOL Carryforwards usable by a corporation following a more than 50% change in ownership of the corporation during a three-year period. It is possible that subsequent transactions involving the Company's capital stock could result in such a limitation.

LIQUIDITY AND CAPITAL RESOURCES

     On October 27, 1996, the Company had cash of approximately $3,935,000 compared to $6,058,000 on October 29, 1995. Existing cash plus advances under the Wakefield and Uni-Star loan agreements and funds received from the issuance of common stock upon the exercise of stock options were used for operating activities and for purchases of capital equipment.

     During fiscal 1996, $2,066,000 were used to fund operations, primarily to increase inventories and to decrease various accrued liabilities. In addition to operating activities, $3,860,000 were used to purchase capital equipment including machinery to increase manufacturing capacity in the thermal management business and to improve efficiency in the connector business as well as tooling to expand the low power heat sink product line.

     Wakefield (including Specialty and Lockhart) is party to a loan agreement (the "Agreement") with a commercial bank which provides for revolving loans of up to $12,500,000, and a $2,250,000 term loan and makes available a $2,500,000 equipment acquisition line, of which $1,900,000 has been borrowed against. The Agreement expires on April 30, 1997. Wakefield's obligations under the Agreement are secured by a lien on all of the assets of Wakefield, Specialty and Lockhart.

     In October 1996, Wakefield entered into two interest rate swap transactions with Fleet National Bank. The agreements effectively fixed the interest rate on floating rate debt at a rate of 8.75% for a notional principal amount of $2,250,000 through November 1, 2001, and at a rate of 8.85% for a notional principal amount of $1,900,000 through October 29, 2003.

     On August 30, 1995, Uni-Star entered into an accounts receivable loan agreement which included a revolving credit commitment of up to $2.5 million. Uni-Star also entered into an equipment term loan in the amount of $750,000 (from which $104,000 of preexisting debt was refinanced) and an equipment acquisition facility of $300,000. The initial proceeds of $963,000 from the revolving credit commitment and $646,000 net proceeds from the equipment term loans were used to repay advances of $1,609,000 from the Company to Uni-Star. The proceeds from the equipment acquisition facility was used only for the purchase of capital equipment. Interest on the funds advanced under the revolving credit commitment ($1.2 million on October 27, 1996) accrues at the bank's prime corporate rate plus .50% (8 3/4% per annum on October 27, 1996) and interest on the equipment term loan accrues at the bank's prime rate plus .75% (9% per annum on October 27, 1996). The principal amount of the equipment term loan is repayable in 48 equal monthly installments, beginning October 1, 1995. On September 17, 1996, Uni-Star amended the loan agreement to extend its termination date to August 31, 1997. The loan agreement includes various covenants which the Company was in compliance with on October 27, 1996. All Uni-Star credit facilities are secured by a first lien and assignment of substantially all Uni-Star's assets, including its accounts receivable, inventory, equipment and general intangibles.

     Working capital on October 27, 1996 was $6,460,000 compared to $15,696,000 on October 29, 1995. The decrease is primarily due to the reclassification of the revolving credit facilities to short-term. Management intends to renew or refinance the revolving credit facility and the revolving credit commitment at or prior to maturity. The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities is sufficient to fund its operations in the near-term.

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995:

     This document contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw material, the telecommunications regulatory environment, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

     Product names mentioned herein are for identification purposes only and may be trademarks or registered trademarks of their respective companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary data required pursuant to this Item are presented on pages F-1 through F-17 and pages S-1 through S-5 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the twenty-four month period preceding October 27, 1996, the Company has neither changed accountants nor had disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.

     The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 24, 1997, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 24, 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 24, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 24, 1997, and is incorporated herein by reference.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBIT
        NO.
--------------------
        3.1          -- Certificate of Incorporation of the Company, as amended.(1)(2)(3)
        3.2          -- By-laws of the Company.(4)
       10.1          -- Registrant's 1981 Incentive Stock Option Plan, together with amendments thereto.(2)
       10.2          -- Registrant's 1984 Incentive Stock Option Plan, together with amendments thereto.(2)
       10.3          -- Registrant's 1985 Stock Option Plan, together with amendments thereto. (2)(5)(6)(7)(8)
       10.4          -- Registrant's 401-K Savings/Stock Purchase Plan.(9)
       10.5          -- Lease Agreement, dated October 7, 1987, between PIC Realty
                        Corporation and Issuer.(10)
       10.6          -- Lease dated as of October 29, 1993 by and between The Equitable Life
                        Assurance Society of the United States and Wakefield Engineering,
                        Inc.(11)
       10.7          -- Standard Industrial/Commercial Single-Tenant Lease dated as of June
                        1, 1994 by and between Pasadena Industrial Associates and Uni-Star
                        Industries, Inc.(11)
       10.8          -- Lease dated as of November 29, 1994 by and between The Goldsmith
                        Properties Company and Uni-Star Industries, Inc.(11)
       10.9          -- Lease Agreement dated as of January 1995 by and between Robert L.
                        Byers and Joyce F. Byers and Uni-Star Industries, Inc.(11)
       10.10         -- Registrant's 1994 Stock Option Plan as amended and restated.(3)
       10.11         -- Loan and Security Agreement dated as of June 22, 1994 entered into by and between Shawmut Bank, N.A. and Wakefield Engineering, Inc., together with amendment thereto. (The exhibits and schedules to the
                        Loan and Security Agreement/Amendment are listed on the last page of such documents. Such exhibits and schedules have not been filed by the Issuer, who hereby undertakes to file such exhibits upon request of the Commission.)(11)(12)(13)(14)
       10.11(a)      -- Fourth Amendment to Loan and Security Agreement dated as of October
                        11, 1996 entered into by and between Fleet National Bank of
                        Massachusetts and Wakefield Engineering, Inc. (The exhibits and schedules to the Amendment are listed on the last page of such
                        Amendment. Such exhibits and schedules have not been filed by the
                        Registrant, who hereby undertakes to file such exhibits upon request of the Commission.) (Filed Herewith)
       10.12         -- Accounts Receivable Loan Agreement between Uni-Star Industries, Inc.
                        and City National Bank dated as of August 30, 1995 together with amendment thereto.(3)(15)
       10.12(a)      -- Second Amendment to Accounts Receivable Loan Agreement dated as of
                        March 20, 1996 by and between Uni-Star Industries, Inc. and City
                        National Bank. (Filed Herewith)
       10.12(b)      -- Third Amendment to Accounts Receivable Loan Agreement dated as of
                        September 17, 1996 by and between Uni-Star Industries, Inc. and City
                        National Bank. (Filed Herewith)

      EXHIBIT
        NO.
--------------------
       10.13         -- Asset Purchase Agreement dated as of June 30, 1995 among Specialty
                        Extrusions Ltd., Walter Hastie and William Esparza, and Specialty
                        Acquisition Corp. (now known as Specialty Extrusion Corp.) and
                        Wakefield Engineering, Inc.(16)
       10.14         -- Lease dated September 1, 1993 between B&K Investment Corp. and
                        Specialty Extrusions, Ltd., together with assignment thereof dated
                        June 30, 1995 from Specialty Extrusions, Ltd. to Specialty
                        Acquisition Corp. (now known as Specialty Extrusion Corp.)(3)
       10.15         -- Employment Agreement with Lawrence Butler dated September 29,
                        1995.(3)
       10.16         -- Indenture of Lease Agreement dated as of December 20, 1994 by and between Richard J. Tobin, as Trustee of JLN Realty Trust, under
                        Declaration of Trust dated June 15, 1981 and filed with Bristol
                        County Fall River District Registry of Deeds Land Court Records as
                        Document 12977, and Wakefield Engineering, Inc.(3)
       10.17         -- Industrial Space Lease dated as of September 29, 1995 by and between
                        Rancon Income Fund I and Wakefield Engineering, Inc.(3)
       10.18         -- Employment Agreement with Ernest C. Hartland, Jr. dated April 13,
                        1996. (The exhibit to the Employment Agreement is listed on the last page of such Agreement. Such exhibit has not been filed by the registrant, who hereby undertakes to file such exhibit upon request of the Commission.)(17)
       10.19         -- Agreement and Plan of Merger dated as of August 14, 1996 by and among
                        Alpha Technologies Group, Inc., Lockie Acquisition Corp., Lockhart
                        Industries, Inc., Eldon H. Lockhart and Marjorie D. Lockhart. (The
                        exhibits and schedules to the Agreement and Plan of Merger are listed on page v of the Table of Contents of such Agreement. Such exhibits and schedules have not been filed by the Issuer, who hereby undertakes to file such exhibits upon request of the Commission).
       10.20         -- Agreement dated August 15, 1996 between the Company and Neal
                        Castleman.(17)
       10.21         -- Lease dated October 31, 1979 by and between Landcee Investment Co.
                        and Lockhart Industries, Inc., together with addendum and amendments thereto. (Filed Herewith)
       10.22         -- Lease dated August 29, 1984 by and between Garfield-Pacific
                        Development Co. and Lockhart Industries, Inc., together with addendums and amendments thereto. (Filed Herewith)
       10.23         -- Employment Agreement with Michael A. Hoffmann dated November 4, 1996.
                        (Filed Herewith)
       10.24         -- International Swap Dealers Association, Inc. Master Agreement dated as of October 23, 1996 between Fleet National Bank and Wakefield
                        Engineering, Inc.; Lockhart Industries, Inc; Specialty Extrusion
                        Corp. (Filed Herewith)
       11            -- Computation of net income per share. (Filed Herewith)
       21            -- Subsidiaries of Registrant.(11)
       23.1(a)       -- Consent of Arthur Andersen LLP. (Filed Herewith)
       23.1(b)       -- Consent of Arthur Andersen LLP. (Filed Herewith)
       27            -- Financial Data Schedule. (Filed Herewith)

---------------

 (1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-2979), which became effective March 7, 1986.

 (2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed September 28, 1987 (Reg. No. 33-17359).

 (3) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended October 29, 1995.

 (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1991.

 (5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed March 17, 1988 (Reg. No. 33-20706).

 (6) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 30, 1989 (Reg. No. 33-29636).

 (7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1990.

 (8) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 23, 1992 (Reg. No. 33-48663).

 (9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed January 29, 1987 (Reg. No. 33-11627).

(10) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1987.

(11) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994.

(12) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended April 30, 1995 filed on June 14, 1995.

(13) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended January 28, 1996.

(14) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended April 28, 1996.

(15) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended July 30, 1995 filed on September 13, 1995.

(16) Incorporated herein by reference to the Company's Form 8-K dated June 30, 1995, filed on or about July 14, 1995.

(17) Incorporated herein by reference to the Company's Form S-3, filed on August 16, 1996 (Reg. No. 333-10311).

REPORTS ON FORM 8-K

     No report on Form 8-K was filed during the fourth quarter of the year ended October 27, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ALPHA TECHNOLOGIES GROUP, INC.

Date: January 27, 1997                    By:      /s/  LAWRENCE BUTLER
                                            ------------------------------------
                                                      Lawrence Butler
                                                       President and
                                                  Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                     TITLE                                 DATE
           /s/  MARSHALL D. BUTLER              Chairman of the Board
---------------------------------------------
            (Marshall D. Butler)

            /s/  LAWRENCE BUTLER                Chief Executive Officer and
---------------------------------------------     Director (Principal
              (Lawrence Butler)                   Executive Officer)
          /s/  JOHNNY J. BLANCHARD              Chief Financial Officer
---------------------------------------------     (Principal Financial and
            (Johnny J. Blanchard)                 Accounting Officer)

           /s/  DONALD K. GRIERSON              Director                            January 27, 1997
---------------------------------------------
            (Donald K. Grierson)
                                                Director
---------------------------------------------
             (Frederic A. Heim)

         /s/  MICHAEL J. KONIGSBERG             Director
---------------------------------------------
           (Michael J. Konigsberg)

                                                Director
---------------------------------------------
          (Warren G. Lichtenstein)

            /s/  KENNETH W. RIND                Director
---------------------------------------------
              (Kenneth W. Rind)

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:
     Report of Independent Public Accountants.........................................  F-2
     Consolidated Balance Sheets -- October 29, 1995 and October 27, 1996.............  F-3
     Consolidated Statements of Operations -- For the Years Ended October 31, 1994,
      October 29, 1995 and October 27, 1996...........................................  F-4
     Consolidated Statements of Stockholders' Equity -- For the Years Ended October
      31, 1994, October 29, 1995 and October 27, 1996.................................  F-5
     Consolidated Statements of Cash Flows -- For the Years Ended October 31, 1994,
      October 29, 1995 and October 27, 1996...........................................  F-6
     Notes to Consolidated Financial Statements.......................................  F-7
Financial Schedules:
     Condensed Financial Information..................................................  S-1
     Valuation and Qualifying Accounts................................................  S-5

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Alpha Technologies Group, Inc., (a Delaware corporation) and subsidiaries as of October 29, 1995 and October 27, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Technologies Group, Inc. and subsidiaries as of October 29, 1995 and October 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 27, 1996, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
December 10, 1996

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS -- OCTOBER 29, 1995 AND OCTOBER 27, 1996

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              OCTOBER 29,    OCTOBER 27,
                           ASSETS                                1995           1996
                           ------                             -----------    -----------
CURRENT ASSETS:
     Cash...................................................   $  6,058       $  3,935
     Accounts receivable, net of reserves of $277 and $294
      (Note 8)..............................................     11,982         12,564
     Inventories, net (Notes 5 and 8).......................      8,191         11,170
     Prepaid expenses (Note 8)..............................      1,119          1,130
                                                               --------       --------
          Total current assets..............................     27,350         28,799
PROPERTY AND EQUIPMENT (Note 8):
     Manufacturing equipment, leasehold improvements,
      furniture, fixtures and other.........................     10,930         16,465
     Less -- Accumulated depreciation and amortization......      1,313          3,196
                                                               --------       --------
     Property and equipment, net............................      9,617         13,269
GOODWILL, net (Notes 2 and 8)...............................      2,813          2,964
OTHER ASSETS, net (Notes 8 and 14)..........................      2,476          2,028
                                                               --------       --------
                                                               $ 42,256       $ 47,060
                                                               ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade................................      5,166          5,594
     Accrued compensation and related benefits (Note 6).....      2,329          1,643
     Other accrued liabilities (Note 7).....................      2,426          2,537
     Revolving credit facilities (Note 8)...................         --         11,023
     Current portion of long-term debt (Note 8).............        850            679
     Current portion of other long-term liabilities (Note
      9)....................................................        883            863
                                                               --------       --------
          Total current liabilities.........................     11,654         22,339
LONG-TERM DEBT (Note 8).....................................      9,093          2,207
OTHER LONG-TERM LIABILITIES (Note 9)........................      1,010            397
COMMITMENTS AND CONTINGENCIES (Note 15)
MINORITY INTEREST (Note 2)..................................      1,736             --
STOCKHOLDERS' EQUITY (Notes 2, 4, 10, 11 and 12):
     Preferred stock, $100 par value; shares authorized
      180,000...............................................         --             --
     Common stock, $.03 par value; shares authorized
      17,000,000; issued 6,977,845 at October 29, 1995 and
      7,681,733 at October 27, 1996.........................        209            230
     Additional paid-in capital.............................     39,114         43,474
     Retained deficit.......................................    (17,459)       (17,758)
     Cumulative translation adjustments.....................         --            (32)
     Treasury stock, at cost (935,404 common shares at
      October 29, 1995 and 1,017,981 common shares at
      October 27, 1996).....................................     (3,101)        (3,797)
                                                               --------       --------
          Total stockholders' equity........................     18,763         22,117
                                                               --------       --------
                                                               $ 42,256       $ 47,060
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE YEARS ENDED OCTOBER 31, 1994, OCTOBER 29, 1995 AND OCTOBER 27, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         OCTOBER 31,    OCTOBER 29,    OCTOBER 27,
                                                            1994           1995           1996
                                                         ----------     ----------     ----------
SALES (Note 2).........................................  $   30,145     $   64,116     $   70,237
COST OF SALES..........................................      20,627         46,888         55,021
                                                         ----------     ----------     ----------
          Gross profit.................................       9,518         17,228         15,216
OPERATING EXPENSES
  Research and development.............................         674          1,109          1,448
  Selling, general and administrative..................       6,572         11,941         12,823
  Other................................................          --             --            406
                                                         ----------     ----------     ----------
          Total operating expenses.....................       7,246         13,050         14,677
                                                         ----------     ----------     ----------
OPERATING INCOME.......................................       2,272          4,178            539
INVESTMENT INCOME (Note 4).............................         108            258             --
INTEREST AND OTHER INCOME (EXPENSE), net (Note 8)......          76           (477)          (778)
                                                         ----------     ----------     ----------
INCOME (LOSS) BEFORE TAXES.............................       2,456          3,959           (239)
PROVISION (BENEFIT) FOR INCOME TAXES (Note 14):
  Current..............................................         500            530             60
  Deferred.............................................      (1,360)          (671)            --
                                                         ----------     ----------     ----------
          Total provision (benefit) for income taxes...        (860)          (141)            60
                                                         ----------     ----------     ----------
INCOME (LOSS) BEFORE MINORITY INTEREST AND DISCONTINUED
  OPERATIONS...........................................       3,316          4,100           (299)
LESS: MINORITY INTEREST (Note 2).......................        (384)          (352)            --
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income
  tax effect (Note 3)..................................       1,380             --             --
INCOME FROM DISCONTINUED OPERATIONS, net of income tax
  effect (Note 3)......................................         978             --             --
                                                         ----------     ----------     ----------
NET INCOME (LOSS)......................................  $    5,290     $    3,748     $     (299)
                                                         ==========     ==========     ==========
PER COMMON AND COMMON EQUIVALENT SHARE (Note 13):
  Income (loss) before minority interest and
     discontinued operations...........................  $     0.52     $     0.62     $    (0.05)
  Minority interest....................................       (0.06)         (0.05)            --
  Gain on sale of discontinued operations..............        0.22             --             --
  Discontinued operations..............................        0.15             --             --
                                                         ----------     ----------     ----------
  Net income (loss)....................................  $     0.83     $     0.57     $    (0.05)
                                                         ==========     ==========     ==========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE..........................   6,343,604      6,605,147      6,277,585
                                                         ==========     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE YEARS ENDED OCTOBER 31, 1994, OCTOBER 29, 1995 AND OCTOBER 27, 1996
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                           UNREALIZED
                                                                           GAIN (LOSS)
                                COMMON STOCK      ADDITIONAL   RETAINED        ON        CUMULATIVE      TREASURY STOCK
                              -----------------    PAID IN     EARNINGS    MARKETABLE    TRANSLATION   -------------------
                               SHARES    AMOUNT    CAPITAL     (DEFICIT)   SECURITIES    ADJUSTMENT     SHARES     AMOUNT
                              ---------  ------   ----------   ---------   -----------   -----------   ---------   -------
BALANCE, OCTOBER 31, 1993...  6,281,889   $188     $37,869      $(26,497)     $  --         $ --         461,249   $  (609)
  Net Income................         --     --          --        5,290          --           --              --        --
  Issuance to employees
     pursuant to stock
     options plans (Note
     12)....................    445,456     14         801           --          --           --              --        --
  Unrealized loss on
     marketable securities,
     net of income taxes
     (Note 4)...............         --     --          --           --        (138)          --              --        --
  Stock repurchase (Note
     11)....................         --     --          --           --          --           --          83,000      (374)
                              ---------   ----     -------      --------      -----         ----       ---------   -------
BALANCE, OCTOBER 31, 1994...  6,727,345    202      38,670      (21,207)       (138)          --         544,249      (983)
                              ---------   ----     -------      --------      -----         ----       ---------   -------
  Net Income................         --     --          --        3,748          --           --              --        --
  Issuance to employees
     pursuant to stock
     options plans (Note
     12)....................    250,500      7         444           --          --           --              --        --
  Unrealized gain on
     marketable securities,
     net of income taxes
     (Note 4)...............         --     --          --           --         138           --              --        --
  Stock repurchase (Note
     11)....................         --     --          --           --          --           --         391,155    (2,118)
                              ---------   ----     -------      --------      -----         ----       ---------   -------
BALANCE, OCTOBER 29, 1995...  6,977,845    209      39,114      (17,459)         --           --         935,404    (3,101)
                              ---------   ----     -------      --------      -----         ----       ---------   -------
  Net Income................         --     --          --         (299)         --           --              --        --
  Issuance to employees
     pursuant to stock
     options plans (Note
     12)....................    158,332      5         336           --          --           --              --        --
  Acquisition of Lockhart
     Industries, Inc. (Note
     2).....................    280,556      8       2,355           --          --           --          82,577      (696)
  Purchase of Uni-Star
     Industries, Inc.
     minority interest (Note
     2).....................    265,000      8       1,669           --          --           --              --        --
  Cumulative translation
     adjustments............         --     --          --           --          --          (32)             --        --
                              ---------   ----     -------      --------      -----         ----       ---------   -------
BALANCE, OCTOBER 27, 1996...  7,681,733   $230     $43,474      $(17,758)     $  --         $(32)      1,017,981   $(3,797)
                              ---------   ----     -------      --------      -----         ----       ---------   -------

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED OCTOBER 31, 1994, OCTOBER 29, 1995 AND OCTOBER 27, 1996
                                 (IN THOUSANDS)

                                                                 OCTOBER 31,   OCTOBER 29,   OCTOBER 27,
                                                                    1994          1995          1996
                                                                 -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................   $ 5,290       $ 3,748       $  (299)
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Net (income) from discontinued operations (Note 3).........      (978)           --            --
     Deferred income taxes (Note 14)............................    (1,360)         (671)           --
     Gain on sale of marketable securities-available-for-sale
       (Note 4).................................................        --          (199)           --
     Depreciation and amortization..............................       453         1,274         2,220
     Minority interest (Note 2).................................       384           352            --
     Gain on sale of discontinued operations (Note 3)...........    (1,380)           --            --
     Cumulative translation adjustments.........................        --            --           (32)
  Changes in assets and liabilities net of effects from
     acquisitions:
     (Increase) decrease in marketable securities -- trading
       securities...............................................       (27)           27            --
     (Increase) decrease in accounts receivable.................       829        (3,085)          (21)
     (Increase) decrease in notes receivable....................    (2,000)        2,000            --
     (Increase) in prepaid expenses.............................       (55)         (377)         (124)
     (Increase) in inventories..................................       (34)       (2,245)       (2,147)
     (Increase) decrease in goodwill............................        22          (952)         (176)
     Increase (decrease) in accounts payable, trade.............       755           680           (62)
     Increase (decrease) in accrued compensation and related
       benefits.................................................        99           927          (701)
     Increase (decrease) in other accrued liabilities...........     1,541           204          (153)
     (Decrease) in other long-term liabilities..................        --          (921)         (571)
                                                                   -------       -------       -------
       Total adjustments........................................    (1,751)       (2,986)       (1,767)
                                                                   -------       -------       -------
       Net cash provided (used) by continuing operations........     3,539           762        (2,066)
       Net cash provided by discontinued operations (Note 3)....     1,456            --            --
                                                                   -------       -------       -------
       Net cash provided (used) by operating activities.........     4,995           762        (2,066)
                                                                   -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale and maturity of short-term investments.....     3,516            --            --
  Payments and expenditures for business acquisitions (Notes 2
     and 16)....................................................    (6,899)       (2,560)         (479)
  Proceeds from sale of discontinued operations.................     2,000            --            --
  Purchase of marketable securities -- available-for-sale (Note
     4).........................................................    (1,285)         (850)           --
  Proceeds from sale of marketable
     securities -- available-for-sale (Note 4)..................       237         2,097            --
  Purchase of property and equipment, net.......................    (1,427)       (5,009)       (3,860)
  (Increase) in other assets, net...............................        (6)         (162)          (25)
                                                                   -------       -------       -------
     Net cash (used) by investing activities....................    (3,864)       (6,484)       (4,364)
                                                                   -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock (Note 12)..............       815           451           341
  Payments to repurchase common stock (Note 11).................      (374)       (2,118)           --
  Proceeds from debt, net of payments (Note 8)..................     3,902         6,041         3,966
                                                                   -------       -------       -------
     Net cash provided by financing activities..................     4,343         4,374         4,307
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     5,474        (1,348)       (2,123)
                                                                   -------       -------       -------
CASH AND CASH EQUIVALENTS, beginning of year....................     1,932         7,406         6,058
                                                                   -------       -------       -------
CASH AND CASH EQUIVALENTS, end of year..........................   $ 7,406       $ 6,058       $ 3,935
                                                                   =======       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

     Alpha Technologies Group, Inc. ("Alpha" or the "Company") thermal management products, principally heat sinks, which dissipate heat generated by electronic components, serve the microprocessor, computer, consumer electronics, transportation, power supply, aerospace and defense industries. The Company's sub-miniature, micro-miniature and ultra-miniature connector products and its backplane/midplane-type printed circuit board assemblies, the majority of which are custom manufactured to meet rigid specifications, serve the aerospace, automotive, communications, defense, factory automation, industrial controls, medical electronics, process instrumentation and test/measurement industries.

    Principles of Consolidation

     The consolidated financial statements include the accounts of Alpha and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

    Revenue Recognition

     Revenue from product sales is generally recognized upon shipment to the customer.

    Use of Estimates and Other Uncertainties

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, trade receivables, trade payables and debt instruments. The book values of these instruments are considered to be representative of their respective fair values.

    Marketable Securities

     Investments in marketable securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

    Goodwill

     Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 15 years using the straight-line method. The accumulated amortization on October 29, 1995 and October 27,

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
1996 was approximately $163,000 and $371,000, respectively. Amortization expense of approximately $6,500, $156,500 and $209,000 was recorded in fiscal 1994, 1995 and 1996, respectively.

    Income Taxes

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," ("Statement 109") on November 1, 1993. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

    Foreign Currency Translation

     Assets and liabilities of the Company's foreign operations are translated into U. S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rate for the period in accordance with SFAS No. 52, "Foreign Currency Translation". Resulting translation adjustments are reported as a separate component of shareholders' equity.

    Interest Rate Swap Agreement

     The Company has entered into interest swap agreements as a means of managing its interest rate exposure. These agreements have the effect of converting two of the Company's variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected in interest expense.

    New Accounting Pronouncements

     SFAS No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995 and applies to the Company's fiscal 1997 financial statements. Adopting this statement will not have a material effect.

    Fiscal Year

     For fiscal 1995, the Company adopted a 52/53 week fiscal calendar ending on the last Sunday of October, therefore fiscal years 1995 and 1996 ended on October 29, 1995 and October 27, 1996, respectively. Fiscal years 1995 and 1996 both include 52 weeks of operations.

2. ACQUISITIONS

     On June 1, 1994, the Company, through Uni-Star Industries, Inc. ("Uni-Star"), a then 80% owned subsidiary, acquired substantially all of the assets and business and assumed certain liabilities of the Interconnect Systems Division of Microdot Inc. On September 3, 1996, the Company purchased the remaining 20% interest of Uni-Star in exchange for 265,000 shares of its common stock. Uni-Star is now a wholly-owned subsidiary of the Company. On August 31, 1994, Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and business of Aham Tor, Inc. ("ATI"). Effective June 30, 1995, Wakefield acquired substantially all of the assets and business of Specialty Extrusion Ltd. ("Specialty").

     On August 21, 1996, the Company, through a newly-organized, wholly-owned subsidiary Lockie Acquisition Corp. ("LAC"), purchased all of the outstanding stock of Lockhart Industries, Inc. ("LII"), a thermal management company, pursuant to an Agreement and Plan of Merger dated as of August 14, 1996

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

2. ACQUISITIONS -- (CONTINUED)

(the "Merger Agreement"). Pursuant to the Merger Agreement, the Company issued 280,556 shares of its common stock in exchange for all of the issued and outstanding common stock of LII. Following the merger, the Company transferred all of LAC's shares to Wakefield and changed LAC's name to Lockhart Industries, Inc. ("Lockhart"). In addition, Wakefield paid off an aggregate of $506,000 of LII's debt. The purchase price is subject to reduction based upon decreases in LII's working capital and collection of accounts receivable. In addition, the number of shares issued is subject to increase in the event that the Company's common stock is not trading at $9 or more two years from the date of closing.

     The acquisitions have been accounted for as purchase transactions, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each acquisition. Adjustments to the purchase price may be made during the 12 months following the date of acquisition as a result of resolutions of uncertainties existing at the acquisition date. The operating results of Uni-Star, ATI, Specialty and Lockhart have been included in the Company's consolidated results of operations since their respective acquisition dates.

     The following unaudited pro forma summary is not necessarily indicative either of results of operations that would have occurred had the purchases been made on November 1, 1993, or of future results of operations of the combined companies. Total revenues included in the following unaudited pro forma summary reflect the effect of accounting for its software division as a discontinued operation. Net income included in the following unaudited pro forma summary does not reflect the effect of income from discontinued operations or the gain on sale of discontinued operations. Lockhart's results of operations were not material in relation to the Company's consolidated results of operations and are not included in the following unaudited pro forma summary.

     For the Periods Ended (Unaudited):

                                                              OCTOBER 31,    OCTOBER 29,
                                                                 1994           1995
                                                              -----------    -----------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Total revenues..............................................    $51,420        $67,732
Net income..................................................      3,680          3,747
Net income per common and common equivalent share...........    $   .58        $   .57
Number of shares used in computing earnings per share.......      6,344          6,605

3. DISCONTINUED OPERATION

     Effective September 21, 1994, the Company sold the assets of its software division for $4,000,000. The sale resulted in a gain of approximately $1,380,000, net of income tax expense of $49,000 and reserves relating to leased premises. See Note 9 to Financial Statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

3. DISCONTINUED OPERATION -- (CONTINUED)

     Summary operating results of the discontinued operation are as follows for the fiscal year ended October 31:

                                                                              1994
                                                                         --------------
                                                                         (IN THOUSANDS)
        Revenues........................................................     $8,184
        Costs and expenses..............................................      7,186
                                                                             ------
        Income before taxes.............................................        998
        Income tax provision............................................         20
                                                                             ------
        Net income......................................................     $  978
                                                                             ======

4. MARKETABLE SECURITIES

     During fiscal year 1995, the Company disposed of all its marketable securities. The Company currently has no material investments in marketable securities. On October 31, 1994, available-for-sale securities were valued at $910,000 and trading securities were valued at $27,000. A net unrealized holding loss on available-for-sale securities of $138,000, which is net of income taxes, was included in stockholders' equity on October 31, 1994. Proceeds from the sale of available-for-sale securities totaled approximately $2,097,000 for fiscal year 1995. A gain of $199,000 was realized on those sales and was included in investment income for the year ended October 29, 1995.

5. INVENTORIES

     Inventories consisted of the following on:

                                                                    OCTOBER 29,     OCTOBER 27,
                                                                       1995            1996
                                                                    -----------     -----------
                                                                          (IN THOUSANDS)
    Raw materials and components..................................    $ 5,260         $ 6,176
    Work in process...............................................      1,803           2,593
    Finished goods................................................      1,548           3,541
                                                                      -------         -------
                                                                        8,611          12,310
    Valuation reserve.............................................       (420)         (1,140)
                                                                      -------         -------
                                                                      $ 8,191         $11,170
                                                                      =======         =======

6. ACCRUED COMPENSATION AND RELATED BENEFITS

     Accrued compensation and related benefits consisted of the following on:

                                                                    OCTOBER 29,     OCTOBER 27,
                                                                       1995            1996
                                                                    -----------     -----------
                                                                          (IN THOUSANDS)
    Accrued salaries and wages....................................    $   742         $   530
    Accrued vacation pay..........................................        499             578
    Other.........................................................      1,088             535
                                                                      -------         -------
                                                                      $ 2,329         $ 1,643
                                                                      =======         =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

7. OTHER ACCRUED LIABILITIES

     Other accrued liabilities consisted of the following on:

                                                              OCTOBER 29,    OCTOBER 27,
                                                                 1995           1996
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
Accrued commissions.........................................    $  849         $  961
Other.......................................................     1,577          1,576
                                                                ------         ------
                                                                $2,426         $2,537
                                                                ======         ======

8. DEBT AND REVOLVING CREDIT FACILITIES

     Debt and revolving credit facilities consisted of the following on:

                                                              OCTOBER 29,    OCTOBER 27,
                                                                 1995           1996
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
Variable-rate revolving credit facility (effective interest
  rates of 7.875% and 8.75% at October 27, 1996), interest
  payable monthly, principal is repaid and reborrowed based
  on cash requirements......................................    $6,104         $ 9,823
Variable-rate revolving credit commitment (effective
  interest rate of 8.75% at October 27, 1996), interest
  payable monthly, principal is repaid and reborrowed based
  on cash requirements......................................     1,000           1,200
Variable-rate term notes (effective interest rates of 8.75%
  to 9.0% at October 27, 1996), payable in monthly
  installments ranging from $3,444 to $37,500, plus accrued
  interest, with maturities ranging from September of 1999
  through November of 2001..................................     2,839           2,886
                                                                ------         -------
                                                                 9,943          13,909
          Less current portion..............................       850          11,702
                                                                ------         -------
                                                                $9,093         $ 2,207
                                                                ======         =======

     The revolving credit facility and a $2,250,000 variable term loan relate to a Loan and Security Agreement (the "Loan Agreement") was entered into by Wakefield in June of 1994. The Loan Agreement was amended in May 1995 to increase the revolving credit facility from a maximum aggregate commitment of $4,000,000 to $7,000,000 and to extend the term of such facility to April 30, 1997. The equipment credit facility was increased from a maximum aggregate amount of $600,000 to $1,050,000. The proceeds from the equipment credit facility may be used only for the purchase of capital equipment. In addition, Wakefield entered into an equipment term note in the amount of $265,000. The Second Amendment dated January 30, 1996 increased the revolving credit facility from $7,000,000 to $9,000,000, made Specialty Extrusion Corp. ("Specialty"), a wholly-owned subsidiary of Wakefield, a co-borrower under the Loan Agreement and extended revolving loans to Specialty and made available to Specialty a $200,000 Equipment Facility Loan which was used to repay, in part, borrowings from Alpha. On March 29, 1996, Wakefield entered into the Third Amendment to allow for interest payable on the Revolving Credit Loans to be computed based on a margin above the Prime Rate and/or a margin above the London Interbank Offered Rate ("LIBOR"). The Fourth Amendment to the Loan Agreement was entered into October 11, 1996 to make Lockhart a co-borrower under the Loan Agreement and extend revolving loans to Lockhart, to increase the maximum amount of Revolving Loans that may be available to Wakefield, Specialty and Lockhart from $9,000,000 to $12,500,000, to consolidate the outstanding term loans into a $2,250,000 term loan, to make available a $2,500,000 equipment acquisition line

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

8. DEBT AND REVOLVING CREDIT FACILITIES -- (CONTINUED)

on Lockhart's equipment and to permit Wakefield to use up to $506,000 of the Revolving Loan proceeds to repay advances to Alpha. At October 27, 1996 interest on $6,500,000 of the revolving credit facility accrues at the relevant adjusted LIBOR rate plus 2.25% (7.875% per annum on October 27, 1996), and the remainder of the revolving credit facility accrues at the bank's prime rate plus .25% (8.5% per annum on October 27, 1996). There is an unused line fee equal to .25% per annum on the difference between $12,500,000 and the greater of (a) the average daily outstanding principal balance of Revolving Loans during each of the Company's fiscal quarters and (b) $10,500,000, payable quarterly in arrears on the first day of each fiscal quarter. The $2,250,000 term note accrues interest at the adjusted LIBOR rate plus 225 basis points (8.75% per annum on October 27, 1996), and is payable in fifty-nine (59) equal monthly installments of $37,500 commencing December 1, 1996 and a final installment equal to all unpaid principal on October 11, 2001, together, in each instance, with interest thereon to the date of payment. On October 29, 1996, $1,900,000 was borrowed against the equipment acquisition line. This note accrues interest at 8.85%, and is payable in eighty-three (83) equal monthly installments of $22,619 commencing December 1, 1996 and a final installment equal to all unpaid principal on October 29, 2003, together, in each instance, with interest thereon to the date of payment. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of the thermal management operations which in aggregate total $30,459,000. The terms of the Loan Agreement include various covenants which provide for, among other things, the maintenance of a tangible capital base at various levels throughout the commitment period. On October 27, 1996, Wakefield was in compliance with these covenants. On October 27, 1996, $9,823,000 was drawn on the revolving credit facility.

     In October 1996, Wakefield entered into two interest rate swap transactions with Fleet National Bank. The agreements effectively fixed the interest rate on floating rate debt at a rate of 8.75% for a notional principal amount of $2,250,000 through November 1, 2001, and at a rate of 8.85% for a notional principal amount of $1,900,000 through October 29, 2003.

     On August 30, 1995, Uni-Star entered into an Accounts Receivable Loan Agreement which included a revolving credit commitment in the aggregate principal amount of $2,500,000 of which $1,200,000 was drawn on at October 27, 1996. Uni-Star also entered into an equipment term loan in the amount of $750,000 and an equipment acquisition facility of $300,000. Interest on the revolving credit commitment accrues at the bank's prime rate plus one half of one percent and interest on the equipment term loan accrues at the bank's prime rate plus three-quarters of one percent. The equipment term loan is repayable in 48 equal monthly installments of principal of $15,625 plus accrued interest, payable on the first day of each month beginning October 1, 1995. On September 17, 1996, Uni-Star amended the loan agreement to extend its termination date to August 31, 1997. All of the Uni-Star credit facilities are secured by a first lien and assignment of substantially all of its assets, including without limitation, accounts receivable, inventory, equipment and general intangibles which in aggregate totals $9,643,000. The Accounts Receivable Loan Agreement includes various covenants with which Uni-Star was in compliance on October 27, 1996.

     Cash paid for interest on all outstanding debt amounted to approximately $116,000 in fiscal year 1994, approximately $693,000 in fiscal year 1995 and approximately $898,000 in fiscal year 1996.

     Aggregate payments of debt and revolving credit facilities outstanding as of October 27, 1996 for the next five years are summarized below:

                        FISCAL YEARS                            AMOUNT
                        ------------                          -----------
1997........................................................  $11,702,000
1998........................................................      679,000
1999........................................................      629,000
2000........................................................      450,000
2001........................................................      450,000
                                                              -----------
                                                              $13,910,000
                                                              ===========

     Management intends to renew or refinance the revolving credit facility and the revolving credit commitment at or prior to maturity.

9. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consisted of the following on:

                                                              OCTOBER 29,    OCTOBER 27,
                                                                 1995           1996
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
Accrued lease differential..................................    $1,362         $  789
Other.......................................................       531            471
                                                                ------         ------
                                                                 1,893          1,260
Less current portion........................................      (883)          (863)
                                                                ------         ------
                                                                $1,010         $  397
                                                                ======         ======

     The accrued lease differential primarily represents the lease payments and estimated costs that the Company expects to incur related to office space in Houston, Texas less estimated payments that it expects to receive for subleasing this space. Approximately $800,000 of the accrued lease differential was expensed in fiscal year 1994 as an offset to the gain on the sale of the discontinued operation.

10. PREFERRED STOCK

     On October 29, 1995 and October 27, 1996, the Company had authorized 180,000 shares of unissued, preferred stock with a par value of $100 per share. The Board of Directors has the authority to issue such preferred stock and to set the terms thereof, including the dividend rate, conversion rights, redemption rights, voting rights and liquidation preferences. There are no shares of preferred stock outstanding as of October 27, 1996.

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

12. STOCK OPTION PLANS

     The Company has in effect nonqualified and incentive stock option plans under which shares are available for exercise. As of October 27, 1996, the Board of Directors has reserved 1,447,000 shares of common stock for issuance under the plans. The prices at which substantially all stock options outstanding have been granted have been equal to or in excess of the fair market value of the Company's stock at the time of the grant. These options vest over periods up to five years. On October 27, 1996, there were 268,666 shares available for future grants. The following table summarizes activity under the plans:

                                                             SHARES
                                                          UNDER OPTION     PRICE RANGE
                                                          ------------    --------------
Outstanding on October 31, 1993.........................   1,226,997      $1.16 - $ 7.12
  Granted...............................................     363,000       2.93 -   4.53
  Forfeited.............................................     (48,524)      1.50 -   7.12
  Exercised.............................................    (445,456)      1.47 -   4.06
  Expired...............................................     (42,600)               4.50
                                                           ---------      --------------
Outstanding on October 31, 1994.........................   1,053,417      $1.16 - $ 4.53
  Granted...............................................     457,000       5.13 -   5.98
  Forfeited.............................................     (10,000)               2.69
  Exercised.............................................    (250,500)      1.16 -   4.19
  Expired...............................................      (2,917)               4.50
                                                           ---------      --------------
Outstanding on October 29, 1995.........................   1,247,000      $1.16 - $ 5.98
  Granted...............................................     373,000       4.56 -  10.09
  Forfeited.............................................    (283,334)      4.53 -  10.09
  Exercised.............................................    (158,332)      1.59 -   4.53
                                                           ---------      --------------
Outstanding on October 27, 1996.........................   1,178,334      $1.16 - $10.09
                                                           =========      ==============
Exercisable on October 27, 1996.........................     588,334      $1.16 - $ 5.98
                                                           =========      ==============

     In October 1996, the Board of Directors authorized a reduction in the exercise price of each outstanding, unvested option to purchase shares of common stock granted in fiscal 1996, to an amount equal to the fair market value of the common stock on such date. Options held by nonemployee directors of the Company and options with an exercise price below the fair market value of the common stock were not impacted. The repricing has been treated as the surrender and cancellation of outstanding stock options in conjunction with the grant of replacement options with an exercise price of $4.56 per share.

13. NET INCOME (LOSS) PER SHARE

     Net income (loss) per common and common equivalent share was computed using the weighted average number of shares of common stock and common equivalent shares outstanding during each year. Common equivalent shares included the number of shares issuable upon exercise of options, less the number of shares that could have been purchased with the exercise proceeds. For fiscal year 1996, common equivalent shares were not considered in the computation as their effect would have been antidilutive.

14. INCOME TAXES

     On November 1, 1993, the Company adopted Statement 109 through a cumulative catch-up adjustment. The implementation of this statement did not have a material effect on the Company's balance sheet or results of operations. The Company's profitable operations during the years ended October 31, 1994 and October 31, 1995 resulted in the utilization of net operating loss carryforwards, the tax benefit of which was fully reserved upon implementation of Statement 109.

     Income (loss) before income taxes was as follows for the fiscal years ending October 31, 1994, October 29, 1995, and October 27, 1996:

                                                    OCTOBER 31,    OCTOBER 29,    OCTOBER 27,
                                                       1994           1995           1996
                                                    -----------    -----------    -----------
Domestic..........................................    $3,316         $4,048          $(325)
Foreign...........................................        --            (89)           121
                                                      ------         ------          -----
                                                      $3,316         $3,959          $(204)
                                                      ======         ======          =====

     The provision (benefit) for income taxes were as follows for the fiscal years ending October 31, 1994, October 29, 1995, and October 27, 1996:

                                                    OCTOBER 31,    OCTOBER 29,    OCTOBER 27,
                                                       1994           1995           1996
                                                    -----------    -----------    -----------
Federal income tax................................    $    51        $ 1,221         $(69)
State income tax..................................        449            458           --
Foreign income tax................................         --             --           60
                                                      -------        -------         ----
                                                          500          1,679           (9)
Valuation reserve provided (reversed)-Statement
  109.............................................     (1,360)        (1,820)          69
                                                      -------        -------         ----
                                                      $  (860)       $  (141)        $ 60
                                                      =======        =======         ====

     The differences in the income taxes provided for and the amounts determined by applying the Federal statutory rate to income before taxes of the Company are summarized as follows:

                                                    OCTOBER 31,    OCTOBER 29,    OCTOBER 27,
                                                       1994           1995           1996
                                                    -----------    -----------    -----------
Federal income statutory rate.....................      34.0%          34.0%         (34.0)%
State income taxes, net of federal income tax
  benefit.........................................      18.3%           7.6%            --
Valuation reserve provided (reversed).............     (55.3)%        (46.0)%         34.0%
Other.............................................        --             .8%            --
Foreign income taxes..............................        --             --           29.4%
Benefit of net operating loss carryforwards.......     (32.0)%           --             --
                                                       -----          -----          -----
                                                       (35.0)%         (3.6)%         29.4%
                                                       =====          =====          =====

     No provision was made in fiscal 1996 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. At October 27, 1996 undistributed earnings of the foreign subsidiaries amounted to $79,000.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities and their changes during the year ended October 27, 1996 were as follows (in thousands):

                                                                    DEFERRED
                                                    OCTOBER 29,    (PROVISION)    OCTOBER 27,
                                                       1995          BENEFIT         1996
                                                    -----------    -----------    -----------
Deferred Tax Assets:
  Net operating loss carryforwards................    $ 4,506         $ 725         $ 5,231
  Tax credits.....................................        747           132             879
  Accrued liabilities.............................        818          (273)            545
  Other...........................................      1,109           (79)          1,030
                                                      -------         -----         -------
  Total gross deferred tax assets.................      7,180           505           7,685
  Less: Valuation allowance.......................     (4,603)         (493)         (5,096)
                                                      -------         -----         -------
  Deferred tax assets.............................    $ 2,577         $  12         $ 2,589
                                                      =======         =====         =======
Deferred Tax Liabilities:
  Amortization and depreciation...................       (465)         (417)           (882)
  Other...........................................        (81)           36             (45)
                                                      -------         -----         -------
  Deferred tax liabilities........................       (546)         (381)           (927)
                                                      -------         -----         -------
  Net deferred tax asset..........................    $ 2,031         $(369)        $ 1,662
                                                      =======         =====         =======

     Due to the Company's historical results of operations prior to fiscal 1994, a valuation allowance was provided for the deferred tax assets upon adoption of Statement 109. Because the Company generated taxable income and was able to utilize net operating loss carryforwards during fiscal 1994 and 1995 and forecasted future profitability which increased the likelihood of the future realization of the net deferred tax asset, the Company reversed $1,360,000 and $1,820,000, respectively, of the valuation allowance. During fiscal 1996 the decrease in the net deferred tax asset was the result of (a) ($369,000) related to the acquisition of Lockhart Industries, Inc. and (b) $493,000 related to the tax effects of temporary differences which were entirely offset by an increase in the valuation allowance.

     On October 27, 1996, the Company had, for tax purposes, net operating loss carryforwards of approximately $15,384,000, unused investment and research and development tax credits of approximately $650,000, and $230,000 of alternative minimum tax credits available to offset future taxable income and Federal income taxes. The net operating loss carryforwards will expire from 2000 to 2011; the investment tax credit and research and development tax credit carryforwards will expire from 1997 to 2005; and the alternative minimum tax credit has no expiration.

     All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In compliance with the Tax Reform Act of 1986, investment tax credits carried forward were reduced by 35%. The Company's ability to utilize the net operating loss carryforwards to offset alternative minimum taxable income is limited to 90% for tax years after fiscal 1987.

     Additionally, Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a more than 50 percentage point change in ownership of the corporation during a three-year period. It is possible that subsequent transactions involving the Company's capital stock could result in such a limitation. As of October 27, 1996, Management believes that a 50 percentage point change in ownership has not occurred during a three-year period.

     During fiscal 1994, 1995 and 1996, cash paid for income taxes amounting to approximately $16,000, $996,000 and $194,000, respectively.

15. COMMITMENTS AND CONTINGENCIES

     The Company has operating lease commitments for certain office equipment and manufacturing, administrative and support facilities. Minimum lease payments under noncancellable leases on October 27, 1996 are as follows:

                                                           OPERATING
                     FISCAL YEARS                            LEASES
                     ------------                        --------------
                                                         (IN THOUSANDS)
1997...................................................     $ 2,999
1998...................................................       2,115
1999...................................................       1,685
2000...................................................       1,180
2001...................................................         979
Thereafter.............................................       2,457
                                                            -------
Minimum lease payments.................................     $11,415
                                                            =======

     Rent expense (exclusive of operating expenses and net of sublease rents) for all operating leases was approximately $869,000, $1,339,000 and $1,556,000 in fiscal years 1994, 1995 and 1996, respectively. Expected sublease payments for each fiscal year are as follows: 1997 $607,000; 1998 $152,000; and 1999 and thereafter $0. See Note 9 to Financial Statements.

     Through September 30, 1994, the Company, for its software division, had a partially self-funded insurance program for its group health insurance plan. Effective January 1, 1995 through December 31, 1995, Wakefield implemented the same type of program for its group health insurance plan. Under these plans, the Company assumed liability for payment of medical claims below a specific dollar amount related to any one individual. The Company is also insured if claims should exceed a specific aggregate dollar amount for all covered individuals. Asserted and unasserted medical/health insurance claims are accrued for based on the Company's experience and the advice of an independent claims manager. Group health insurance plans for fiscal 1996 were not self-funded insurance programs.

16. RELATED-PARTY TRANSACTIONS

     For services rendered in connection with the acquisitions made during fiscal year 1994, further described in Note 2 -- Acquisitions, the Company paid $57,500 each to two corporations, which are general partners of a partnership having a greater than 5% ownership of the Company. The sole stockholder of one of the aforementioned corporations is currently an employee director of the Company, and the sole stockholder of the other corporation is currently a director of the Company. In fiscal 1994, the two individuals were each granted five-year nonincentive stock options to purchase an aggregate of 120,000 shares of the Company's common stock. The options were granted at an exercise price equal to the fair value of the common stock on the dates of grant. The right to exercise these options vests in equal installments over three years.

                                                                      SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (PARENT COMPANY ONLY)

       CONDENSED BALANCE SHEETS -- OCTOBER 29, 1995 AND OCTOBER 27, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              OCTOBER 29,    OCTOBER 27,
                                                                 1995           1996
                                                              -----------    -----------
CURRENT ASSETS:
  Cash......................................................   $  5,192       $  3,153
  Accounts receivable, net of reserves of $71 and $0........        133             30
  Prepaid expenses..........................................        361            199
                                                               --------       --------
          Total current assets..............................      5,686          3,382
INVESTMENT IN SUBSIDIARIES..................................      7,173          9,754
DUE FROM SUBSIDIARIES.......................................      5,720          8,394
OTHER ASSETS, net...........................................      2,091          1,737
                                                               --------       --------
          Total assets......................................   $ 20,670       $ 23,267
                                                               ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade...................................   $     78       $    108
  Accrued compensation and related benefits.................        182             33
  Other accrued liabilities.................................        377            367
  Current Portion -- other long-term liabilities............        554            554
                                                               --------       --------
          Total current liabilities.........................      1,191          1,062
OTHER LONG-TERM LIABILITIES.................................        716             88
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $100 par value; shares authorized
     180,000................................................         --             --
  Common stock, $.03 par value; shares authorized
     17,000,000; issued 6,977,845 at October 29, 1995 and
     7,684,733 at October 27, 1996..........................        209            230
  Additional paid-in capital................................     39,114         43,474
  Retained earnings.........................................    (17,459)       (17,758)
  Cumulative translation adjustments........................         --            (32)
  Treasury stock, at cost (935,404 common shares at October
     29, 1995 and 1,107,981 common shares at October 27,
     1996)..................................................     (3,101)        (3,797)
                                                               --------       --------
Total stockholders' equity..................................     18,763         22,117
                                                               --------       --------
                                                               $ 20,670       $ 23,267
                                                               ========       ========

                                                                      SCHEDULE I
                                                                     (CONTINUED)

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED OCTOBER 31, 1994, OCTOBER 29, 1995 AND OCTOBER 27, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              OCTOBER 31,   OCTOBER 29,   OCTOBER 27,
                                                                 1994          1995          1996
                                                              -----------   -----------   -----------
INCOME AND (EXPENSE)
  Interest, investment and other income, net................         380           782           209
  Equity in earnings of subsidiaries, net of taxes..........       2,554         3,608           783
  Corporate general and administrative......................      (1,382)       (1,608)       (1,201)
  Other operating expense...................................          --            --          (256)
                                                               ---------     ---------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.....................................................       1,552         2,782          (465)
BENEFITS FOR INCOME TAXES...................................       1,380           966           166
                                                               ---------     ---------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................       2,932         3,748          (299)
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income tax
  effect....................................................       1,380            --            --
INCOME FROM DISCONTINUED OPERATIONS, net of income tax
  effect....................................................         978            --            --
                                                               ---------     ---------     ---------
NET INCOME (LOSS)...........................................   $   5,290     $   3,748     $    (299)
                                                               =========     =========     =========
PER COMMON AND COMMON EQUIVALENT SHARE Continuing
  operations................................................   $    0.46     $    0.57     $   (0.05)
  Gain on sale of discontinued operations...................   $    0.22     $    0.00     $    0.00
  Discontinued operations...................................   $    0.15     $    0.00     $    0.00
                                                               ---------     ---------     ---------
  Net income (loss).........................................   $    0.83     $    0.57     $   (0.05)
                                                               ---------     ---------     ---------
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE........   6,343,604     6,605,147     6,277,585
                                                               =========     =========     =========

                                                                      SCHEDULE I
                                                                     (CONTINUED)

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (PARENT COMPANY ONLY)

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED OCTOBER 31, 1994, OCTOBER 29, 1995 AND OCTOBER 27, 1996
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                UNREALIZED
                                                                                GAIN (LOSS)
                                     COMMON STOCK      ADDITIONAL   RETAINED        ON                  TREASURY STOCK
                                   -----------------    PAID IN     EARNINGS    MARKETABLE            -------------------
                                    SHARES    AMOUNT    CAPITAL     (DEFICIT)   SECURITIES    OTHER    SHARES     AMOUNT
                                   ---------  ------   ----------   ---------   -----------   -----   ---------   -------
BALANCE, OCTOBER 31, 1993........  6,281,889   $188     $37,869      $(26,497)     $  --      $ --      461,249   $  (609)
  Net Income.....................         --     --          --        5,290          --        --           --        --
  Issuance to employees pursuant
     to stock options plans......    445,456     14         801           --          --        --           --        --
  Unrealized loss on marketable
     securities, net of income
     taxes.......................         --     --          --           --        (138)       --           --        --
  Stock repurchase...............         --     --          --           --          --        --       83,000      (374)
                                   ---------   ----     -------      --------      -----      ----    ---------   -------
BALANCE, OCTOBER 31, 1994........  6,727,345    202      38,670      (21,207)       (138)       --      544,249      (983)
                                   ---------   ----     -------      --------      -----      ----    ---------   -------
  Net Income.....................         --     --          --        3,748          --        --           --        --
  Issuance to employees pursuant
     to stock options plans......    250,500      7         444           --          --        --           --        --
  Unrealized gain on marketable
     securities, net of income
     taxes.......................         --     --          --           --         138        --           --        --
  Stock repurchase...............         --     --          --           --          --        --      391,155    (2,118)
                                   ---------   ----     -------      --------      -----      ----    ---------   -------
BALANCE, OCTOBER 29, 1995........  6,977,845    209      39,114      (17,459)         --        --      935,404    (3,101)
                                   ---------   ----     -------      --------      -----      ----    ---------   -------
  Net Income (loss)..............         --     --          --         (299)         --        --           --        --
  Issuance to employees pursuant
     to stock options plans......    158,332      5         336           --          --        --           --        --
  Acquisition of Lockhart
     Industries, Inc.............    280,556      8       2,355           --          --        --       82,577      (696)
  Purchase of Uni-Star
     Industries, Inc. minority
     interest....................    265,000      8       1,669           --          --        --           --        --
  Cumulative translation
     adjustments.................         --     --          --           --          --       (32)          --        --
                                   ---------   ----     -------      --------      -----      ----    ---------   -------
BALANCE, OCTOBER 27, 1996........  7,681,733   $230     $43,474      $(17,758)     $  --      $(32)   1,017,981   $(3,797)
                                   ---------   ----     -------      --------      -----      ----    ---------   -------

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                      SCHEDULE I
                                                                     (CONTINUED)

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED OCTOBER 31, 1994, OCTOBER 29, 1995 AND OCTOBER 27, 1996
                                 (IN THOUSANDS)

                                                              OCTOBER 31,   OCTOBER 29,   OCTOBER 27,
                                                                 1994          1995          1996
                                                              -----------   -----------   -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES....................    $  (772)      $   506       $(1,727)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of discontinued operations.............      2,000            --            --
  Purchase of marketable securities -- available-for-sale...     (1,285)         (850)           --
  Proceeds from sale of marketable
     securities -- available-for-sale.......................        237         2,097            --
  Advances to subsidiaries, net.............................        907        (1,663)         (638)
  (Increase) in other assets, net...........................        120            19           (15)
                                                                -------       -------       -------
          Net cash provided (used) by investing
            activities......................................      1,979          (397)         (653)
                                                                -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................        815           451           341
  Payments to repurchase common stock.......................       (374)       (2,118)           --
                                                                -------       -------       -------
          Net cash provided (used) by financing
            activities......................................        441        (1,667)          341
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      1,648        (1,558)       (2,039)
                                                                -------       -------       -------
CASH AND CASH EQUIVALENTS, beginning of year................      5,102         6,750         5,192
                                                                -------       -------       -------
CASH AND CASH EQUIVALENTS, end of year......................    $ 6,750       $ 5,192       $ 3,153
                                                                =======       =======       =======

                                                                     SCHEDULE II

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS
                                                BALANCE AT   CHARGED TO                 BALANCE
                                                BEGINNING    COSTS AND                   AT END
                 DESCRIPTION                    OF PERIOD     EXPENSE     DEDUCTIONS   OF PERIOD
                 -----------                    ----------   ----------   ----------   ----------
Reserve for doubtful accounts deducted from
  accounts receivable in the balance sheet --
       1996..................................   $  277,420    $271,586    $  254,711(1) $  294,295
       1995..................................      110,598     191,043        24,221(1)    277,420
       1994..................................      180,477     101,777       171,656(1)    110,598
Reserve for obsolete inventory deducted from
  inventories in the balance sheet --
       1996..................................   $  419,855     908,215       282,362(2)  1,045,708
       1995..................................      144,500     353,032        77,677(2)    419,855
       1994..................................       21,235     144,500        21,235(2)    144,500
Valuation allowance related to deferred tax
  asset --
       1996..................................   $4,602,691     492,917(3)         --    5,095,608
       1995..................................    6,575,543          --     1,972,852(3)  4,602,691
       1994..................................   $9,421,527          --     2,845,984(3)  6,575,543

---------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Obsolete inventory written off at cost, net of value recovered.

(3) Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("Statement 109"). In adopting Statement 109, the Company recorded a deferred tax asset of $9,421,527, which was fully reserved. The deductions consist of utilization of net operating loss carryforwards and reversals in 1994 and 1995 of $1,360,000 and $1,820,000, respectively, of the valuation allowance based on Management's estimate of future utilization of net operating loss carryforwards. In fiscal 1996, the valuation allowance was increased to offset an increase in the net deferred tax asset resulting from the tax effects of temporary differences.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.
        -------
         3.1             -- Certificate of Incorporation of the Company, as
                            amended.(1)(2)(3)
         3.2             -- By-laws of the Company.(4)
        10.1             -- Registrant's 1981 Incentive Stock Option Plan, together with amendments thereto.(2)
        10.2             -- Registrant's 1984 Incentive Stock Option Plan, together with amendments thereto.(2)
        10.3             -- Registrant's 1985 Stock Option Plan, together with
                            amendments thereto. (2)(5)(6)(7)(8)
        10.4             -- Registrant's 401-K Savings/Stock Purchase Plan.(9)
        10.5             -- Lease Agreement, dated October 7, 1987, between PIC
                            Realty Corporation and Issuer.(10)
        10.6             -- Lease dated as of October 29, 1993 by and between The
                            Equitable Life Assurance Society of the United States and
                            Wakefield Engineering, Inc.(11)
        10.7             -- Standard Industrial/Commercial Single-Tenant Lease dated as of June 1, 1994 by and between Pasadena Industrial
                            Associates and Uni-Star Industries, Inc.(11)
        10.8             -- Lease dated as of November 29, 1994 by and between The
                            Goldsmith Properties Company and Uni-Star Industries,
                            Inc.(11)
        10.9             -- Lease Agreement dated as of January 1995 by and between
                            Robert L. Byers and Joyce F. Byers and Uni-Star
                            Industries, Inc.(11)
        10.10            -- Registrant's 1994 Stock Option Plan as amended and
                            restated.(3)
        10.11            -- Loan and Security Agreement dated as of June 22, 1994
                            entered into by and between Shawmut Bank, N.A. and
                            Wakefield Engineering, Inc., together with amendment
                            thereto. (The exhibits and schedules to the Loan and
                            Security Agreement/Amendment are listed on the last page
                            of such documents. Such exhibits and schedules have not
                            been filed by the Issuer, who hereby undertakes to file
                            such exhibits upon request of the
                            Commission.)(11)(12)(13)(14)
        10.11(a)         -- Fourth Amendment to Loan and Security Agreement dated as of October 11, 1996 entered into by and between Fleet
                            National Bank of Massachusetts and Wakefield Engineering,
                            Inc. (The exhibits and schedules to the Amendment are
                            listed on the last page of such Amendment. Such exhibits
                            and schedules have not been filed by the Registrant, who
                            hereby undertakes to file such exhibits upon request of
                            the Commission.) (Filed Herewith)
        10.12            -- Accounts Receivable Loan Agreement between Uni-Star
                            Industries, Inc. and City National Bank dated as of
                            August 30, 1995 together with amendment thereto.(3)(15)
        10.12(a)         -- Second Amendment to Accounts Receivable Loan Agreement
                            dated as of March 20, 1996 by and between Uni-Star
                            Industries, Inc. and City National Bank. (Filed Herewith)
        10.12(b)         -- Third Amendment to Accounts Receivable Loan Agreement
                            dated as of September 17, 1996 by and between Uni-Star
                            Industries, Inc. and City National Bank. (Filed Herewith)
        10.13            -- Asset Purchase Agreement dated as of June 30, 1995 among
                            Specialty Extrusions Ltd., Walter Hastie and William
                            Esparza, and Specialty Acquisition Corp. (now known as
                            Specialty Extrusion Corp.) and Wakefield Engineering,
                            Inc.(16)

EXHIBIT
  NO.
-------
   10.14        -- Lease dated September 1, 1993 between B&K Investment
                   Corp. and Specialty Extrusions, Ltd., together with
                   assignment thereof dated June 30, 1995 from Specialty
                   Extrusions, Ltd. to Specialty Acquisition Corp. (now
                   known as Specialty Extrusion Corp.)(3)
   10.15        -- Employment Agreement with Lawrence Butler dated September
                   29, 1995.(3)
   10.16        -- Indenture of Lease Agreement dated as of December 20,
                   1994 by and between Richard J. Tobin, as Trustee of JLN
                   Realty Trust, under Declaration of Trust dated June 15,
                   1981 and filed with Bristol County Fall River District
                   Registry of Deeds Land Court Records as Document 12977,
                   and Wakefield Engineering, Inc.(3)
   10.17        -- Industrial Space Lease dated as of September 29, 1995 by and between Rancon Income Fund I and Wakefield
                   Engineering, Inc.(3)
   10.18        -- Employment Agreement with Ernest C. Hartland, Jr. dated
                   April 13, 1996. (The exhibit to the Employment Agreement
                   is listed on the last page of such Agreement. Such
                   exhibit has not been filed by the registrant, who hereby
                   undertakes to file such exhibit upon request of the
                   Commission.)(17)
   10.19        -- Agreement and Plan of Merger dated as of August 14, 1996 by and among Alpha Technologies Group, Inc., Lockie
                   Acquisition Corp., Lockhart Industries, Inc., Eldon H.
                   Lockhart and Marjorie D. Lockhart. (The exhibits and
                   schedules to the Agreement and Plan of Merger are listed
                   on page v of the Table of Contents of such Agreement.
                   Such exhibits and schedules have not been filed by the
                   Issuer, who hereby undertakes to file such exhibits upon
                   request of the Commission).
   10.20        -- Agreement dated August 15, 1996 between the Company and
                   Neal Castleman.(17)
   10.21        -- Lease dated October 31, 1979 by and between Landcee
                   Investment Co. and Lockhart Industries, Inc., together
                   with addendum and amendments thereto. (Filed Herewith)
   10.22        -- Lease dated August 29, 1984 by and between
                   Garfield-Pacific Development Co. and Lockhart Industries,
                   Inc., together with addendums and amendments thereto.
                   (Filed Herewith)
   10.23        -- Employment Agreement with Michael A. Hoffmann dated
                   November 4, 1996. (Filed Herewith)
   10.24        -- International Swap Dealers Association, Inc. Master
                   Agreement dated as of October 23, 1996 between Fleet
                   National Bank and Wakefield Engineering, Inc.; Lockhart
                   Industries, Inc; Specialty Extrusion Corp. (Filed
                   Herewith)
   11           -- Computation of net income per share. (Filed Herewith)
   21           -- Subsidiaries of Registrant.(11)
   23.1(a)      -- Consent of Arthur Andersen LLP. (Filed Herewith)
   23.1(b)      -- Consent of Arthur Andersen LLP. (Filed Herewith)
   27           -- Financial Data Schedule. (Filed Herewith)

---------------

 (1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-2979), which became effective March 7, 1986.

 (2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed September 28, 1987 (Reg. No. 33-17359).

 (3) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended October 29, 1995.

 (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1991.

 (5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed March 17, 1988 (Reg. No. 33-20706).

 (6) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 30, 1989 (Reg. No. 33-29636).

 (7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1990.

 (8) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 23, 1992 (Reg. No. 33-48663).

 (9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed January 29, 1987 (Reg. No. 33-11627).

(10) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1987.

(11) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994.

(12) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended April 30, 1995 filed on June 14, 1995.

(13) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended January 28, 1996.

(14) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended April 28, 1996.

(15) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended July 30, 1995 filed on September 13, 1995.

(16) Incorporated herein by reference to the Company's Form 8-K dated June 30, 1995, filed on or about July 14, 1995.

(17) Incorporated herein by reference to the Company's Form S-3, filed on August 16, 1996 (Reg. No. 333-10311).