Form 10-Q
period 1997-01-26
ALPHA TECHNOLOGIES GROUP INC
filed 1997-03-12
CIK 710807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 26, 1997

                                       OR


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    76-0079338
----------------------------------        -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



             9465 Wilshire Blvd., Suite 717 Beverly Hills, CA 90212
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 385-1494
                                 --------------
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                              ----        ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.03 par value                           6,759,329
----------------------------                           ---------
           Class                           Outstanding at February 28, 1997

                         ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                JANUARY 26, 1997


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION.........................................       3

CONSOLIDATED BALANCE SHEETS - OCTOBER 27, 1996 AND JANUARY 26, 1997...       3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED
JANUARY 28, 1996 AND JANUARY 26, 1997.................................       4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
JANUARY 28, 1996  AND JANUARY 26, 1997................................       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.............................................       8

PART II - OTHER INFORMATION...........................................      10

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS - OCTOBER 27, 1996 AND JANUARY 26, 1997

                (In Thousands, Except Share and Per Share Data)


                                                 October 27,        January 26,
                                                     1996              1997
                                                 -----------        -----------
                                                                    (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash                                         $  3,935           $  3,131
     Accounts receivable, net                       12,564             11,504
     Inventories, net                               11,170             10,112
     Prepaid expenses                                1,130              1,299
                                                  --------           --------
          Total current  assets                     28,799             26,046

PROPERTY AND EQUIPMENT, at cost                     16,465             17,097
     Less - Accumulated depreciation
      and amortization                               3,196              3,816
                                                  --------            -------
          Property and equipment, net               13,269             13,281

GOODWILL, net                                        2,964              2,999

OTHER ASSETS, net                                    2,028              2,102
                                                  --------           --------
                                                  $ 47,060           $ 44,428
                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                      $  5,594           $  5,046
     Accrued compensation and related
      benefits                                       1,643              1,621
     Other accrued liabilities                       2,537              1,947
     Revolving credit facilities                    11,023              9,636
     Current portion of long-term debt                 679                950
     Current portion of other long-term
      liabilities                                      863                754
                                                   -------            -------
          Total current liabilities                 22,339             19,954

LONG-TERM DEBT                                       2,207              3,658

OTHER LONG-TERM LIABILITIES                            397                336

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value;
      shares authorized 180,000                          -                  -
     Common stock, $.03 par value;
      shares authorized 17,000,000;
      issued 7,681,733 at October 27, 1996
      and 7,694,733 at January 26, 1997                230                231
     Additional paid-in capital                     43,474             43,507
     Retained deficit                              (17,758)           (19,410)
     Cumulative translation adjustment,
      net of income taxes                              (32)               (51)
     Treasury stock, at cost (1,017,981
      common shares at October 27, 1996
      and January 26, 1997)                         (3,797)            (3,797)
                                                  --------           --------
                                                    22,117             20,480
                                                  --------           --------
                                                  $ 47,060           $ 44,428
                                                  ========           ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED JANUARY 28, 1996 AND JANUARY 26, 1997

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                            January 28,   January 26,
                                                1996          1997
                                             ----------   -----------

SALES                                         $17,063       $17,921

COST OF SALES                                  13,318        15,380
                                              -------       -------
     Gross profit                               3,745         2,541

OPERATING EXPENSES
     Research and development                     334           371
     Selling, general and administrative        3,065         3,355
     Restructuring                                  -           214
                                              -------       -------
          Total operating expenses              3,399         3,940
                                              -------       -------

OPERATING INCOME                                  346        (1,399)

INVESTMENT INCOME                                   -             -

INTEREST AND OTHER INCOME (EXPENSE), net         (213)         (253)
                                              -------       -------

INCOME BEFORE TAXES                               133        (1,652)

PROVISION FOR INCOME TAXES                         59             -
                                              -------       -------

INCOME BEFORE MINORITY INTEREST                    74        (1,652)

MINORITY INTEREST IN LOSSES OF
 CONSOLIDATED SUBSIDIARY SUBSIDIARY                59
                                              -------       -------

NET INCOME                                    $   133       $(1,652)
                                              =======       =======

PER COMMON AND COMMON EQUIVALENT SHARE:
     Income before minority interest          $  0.01       $ (0.25)
     Minority interest                        $  0.01             -
                                              =======       =======
          Net income                          $  0.02       $ (0.25)
                                              =======       =======

SHARES USED IN COMPUTING NET INCOME PER
 COMMON EQUIVALENT SHARE                        6,726         6,675
                                              =======       =======

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                    JANUARY 28, 1996  AND JANUARY 26, 1997

                                  (Unaudited)
                                 (In Thousands)


                                                      January 28,   January 26,
                                                          1996          1997
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                           $   133       $(1,652)
     Adjustments to reconcile net income to net
       cash (used) by operating activities:
          Deferred income taxes                                 -             -
          Depreciation and amortization                       510           698
          Minority interest in earnings
           of subsidiary                                      (59)            -
          Cumulative translation
           adjustment                                          35           (18)
     Changes in assets and liabilities:
          Decrease in accounts receivable                   1,164         1,060
          (Increase) decrease in inventory                   (430)        1,058
          (Increase) decrease in prepaid expenses            (596)         (169)
          (Increase) decrease in goodwill                    (191)          (84)
          Increase (decrease) in accounts payable              66          (548)
          (Decrease) in accrued compensation and related
           benefits                                          (580)          (22)
          (Decrease) in other accrued liabilities            (310)         (590)
          (Decrease) in other long-term liabilities           (41)         (170)
                                                            -----         -----
          Total adjustments                                  (432)        1,215
                                                            -----         -----
          Net cash (used) by operating activities            (299)         (437)
                                                            -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net               (1,735)         (632)
     (Increase) decrease in other assets, net                 (22)         (103)
                                                          -------         -----
          Net cash (used) by investing activities          (1,757)         (735)
                                                          -------         -----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                   303            34
     Payments to repurchase common stock                        -            (1)
     Proceeds from debt, net of repayments                    378           335
                                                          -------         -----
          Net cash provided by financing activities           681           368

NET (DECREASE) IN CASH                                     (1,375)         (804)
                                                          -------         -----

CASH, beginning of year                                     6,058         3,935
                                                          -------        ------

CASH, end of period                                       $ 4,683       $ 3,131
                                                          =======       =======

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

The consolidated financial statements include the accounts of Alpha Technologies Group, Inc. ("Alpha" or the "Company") and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company through its wholly-owned subsidiaries, Wakefield Engineering, Inc. ("Wakefield") and Uni-Star Industries, Inc. ("Uni-Star"), designs, manufactures and sells thermal management products and connectors. The Company's thermal management products, principally heat sinks, which dissipate heat generated by electronic components, serve the microprocessor, computer, consumer electronics, transportation, power supply, aerospace and defense industries. The Company's sub-miniature, micro-miniature and ultra-miniature connector products and its backplane/midplane-type assemblies, the majority of which are custom manufactured to meet rigid specifications, serve the aerospace, automotive, communications, defense, factory automation, industrial controls, medical electronics, scientific/process instrumentation and test/measurement industries.

The Company was incorporated as Synercom Technology, Inc. in Texas in 1969, and was reincorporated in Delaware in 1983. In April 1995, it changed its name to Alpha Technologies Group, Inc.

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

(3)    INVENTORIES

       Inventories consisted of the following on       October 27,   January 26,
       (in thousands):                                    1996          1997
                                                       -----------   -----------

       Raw materials and components                       $ 6,176      $ 5,811
       Work in process                                      2,593        2,826
       Finished goods                                       3,541        3,385
                                                          -------      -------
                                                           12,310       12,022
       Valuation reserve                                   (1,140)      (1,910)
                                                          -------      -------
                                                          $11,170      $10,112
                                                          =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net Loss. The company reported a net loss of $1,652,000 or $0.25 per share for the quarter ended January 26, 1997 compared to net income of $133,000 or $0.02 per share for the comparable quarter of fiscal 1996. The loss for the 1997 fiscal quarter includes charges for restructuring of $214,000, or $0.03 per share, additional inventory reserves of $588,000, or $0.09 per share, and an operating loss of $850,000, or $0.13 per share. Operations during the 1997 quarter were negatively impacted by lower sales volume of thermal management products and a change in the mix of connector products sold. The additional inventory reserves recorded this quarter were recognized to fully reserve the cost of certain custom products which were built in anticipation of orders which have not been received.

Sales. Sales for the first quarter of fiscal 1997 were $17,921,000, an increase of $858,000 or 5.0%, compared to sales of $17,063,000 for the first quarter of fiscal 1996. Thermal management sales increased 7.1% to $13,212,000 for the 1997 quarter from $12,331,000 for the quarter ended January 28, 1996. This increase was due to the inclusion of $1,597,000 of sales by Lockhart Industries, Inc., which was acquired by the Company in August 1996. Without the inclusion of Lockhart's sales, other thermal management revenues decreased by 5.8%.

Connector sales were relatively stable for the first quarter of fiscal 1997 as compared to the same period in fiscal 1996, however the mix of products sold changed. Connector sales were $4,709,000 during the first quarter of fiscal 1997 and $4,732,000 during the first quarter of the prior fiscal year.

Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the quarter ended January 26, 1997 was 14.1% versus 21.9% for the quarter ended January 26, 1996. The Company's gross profit percentage without the inclusion of the additional inventory reserves recorded during the quarter would have been 17.5% for the quarter ended January 26, 1997. The Company's gross profit percentage was negatively impacted by lower thermal management sales and a change in the product mix, to lower margin products, for connector products sold during the fiscal quarter.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the first quarter of fiscal 1997 were $3,355,000, or 18.7% of sales, compared to $3,065,000, or 18.0% of sales, for the first quarter of fiscal 1996. The increase in selling, general and administrative expenses was primarily due to the inclusion of Lockhart. As a percentage of sales, selling, general and administrative expenses, without the inclusion of Lockhart, increased due to lower sales volume.

Interest and Other Income (Net). Interest income, which was $37,000 in the first quarter of fiscal 1997 and $57,000 in the first quarter of fiscal 1996, was earned on excess cash. Interest expense was $338,000 and $260,000 for the quarters ended January 26, 1997 and January 28, 1996, respectively. This increase was due to a higher borrowing base.

Income Taxes. The company fully reserved the deferred income tax benefit resulting from the net loss for the quarter ended January 26, 1997. For the quarter ended January 28, 1996, the income tax benefit included a federal income tax benefit of $30,000, a state income tax benefit of $41,000 and foreign income tax expense of $4,000.

Minority Interest. For the quarter ended January 28, 1996, the minority interest (20%) not acquired by the Company related to the Uni-Star business was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company now owns 100% of the outstanding common stock of Uni-Star.

Liquidity and Capital Resources
-------------------------------

On January 26, 1997, the Company had cash of approximately $3,131,000 compared to $3,935,000 on October 27, 1996. For the three months ended January 26, 1997 the company used $437,000 from existing cash and advances under the loan agreements to fund operating activities. In addition, $632,000 was used to purchase capital equipment.

Due to the loss incurred in the first quarter of fiscal 1997, the Company was not in compliance with all of the covenants included in the loan agreements. The Company has received an oral waiver of non compliance in regards to the Uni-Star loan agreement for the period ended January 26 1997. Additionally, the Company is working on an amendment for the Wakefield loan agreement and anticipates that such amendment will include new covenants based on projected results for fiscal 1997 and an extension of the loan agreement until April 1999.

The Company believes that its currently available cash and availability under credit facilities should be sufficient to fund its operations in the near-term.

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits
     --------

      11.1 Statement re Computation of Per Share Earnings for the quarters ended January 28, 1996 and January 26, 1997.


(b)  Reports on Form 8-K
     -------------------

      There were no reports for Form 8-K filed by the Company during the quarter ended January 26, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Alpha Technologies Group, Inc.
                                  -------------------------------
                                  (Registrant)



Date:  March 12, 1997             By: /s/ Lawrence Butler
       ---------------------         --------------------------------------
                                     Lawrence Butler
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date:  March 12, 1997             By: /s/ Johnny J. Blanchard
       ---------------------          -------------------------------------
                                      Johnny J. Blanchard
                                      Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)

EXHIBIT INDEX

      Exhibit                                                           Page No.
      -------                                                           --------


11.1 Statement re Computation of Per Share Earnings for the quarters ended January 28, 1996 and January 26, 1997.