Form 10-K/A
period 1996-10-27
ALPHA TECHNOLOGIES GROUP INC
filed 1997-05-13
CIK 710807

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]
For the fiscal ended October 27, 1996

                                      OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]
For the transition period from                       to
                              ______________________    ______________________
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

                                ---------------

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                     None

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         Common Stock, $.03 par value
                         ----------------------------
                             (TITLE OF EACH CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                        $21,129,911 at January 17, 1997

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Common Stock, 6,746,329 shares outstanding at January 17, 1997

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Company's definitive proxy statement to be filed on or about February 24, 1997 is incorporated by reference into Part III of this report.

================================================================================

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 27, 1996 as set forth in the pages attached hereto:

     Item 14(a)(3)  Exhibits.

     Exhibit 28.1  Annual Report on Form 11-K for the
                   fiscal year ended October 31, 1996
                   for the ATGI 401(K) Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                               ALPHA TECHNOLOGIES GROUP, INC.



                               By:/s/ JOHNNY J. BLANCHARD
                                  ------------------------------
                               Johnny J. Blanchard
                               Principal Accounting Officer


Dated:  May 13, 1997

                                 EXHIBIT INDEX


                                                             Sequentially
  Exhibit                                                      Numbered
  Number       Description of Exhibit                             Page

   28.1        Annual Report on Form 11-K for the year ended
               October 31, 1996 for the ATGI 401K PLAN