Form 10-Q
period 1997-04-27
ALPHA TECHNOLOGIES GROUP INC
filed 1997-06-11
CIK 710807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 27, 1997

                                       OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                   76-0079338
---------------------------------         -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


            9465 Wilshire Blvd., Suite 980, Beverly Hills, CA 90212
            -------------------------------------------------------
                    (Address of principal executive offices)


                                 (310)-385-1494
                                 --------------
              (Registrant's telephone number, including area code)

             9465 Wilshire Blvd., Suite 717 Beverly Hills, CA 90212
             ------------------------------------------------------
                (Former address of principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X        No ___
                                               ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.03 par value                       6,687,180
        ----------------------------                       ---------
                   Class                         Outstanding at May 31, 1997

                        ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                APRIL 27, 1997


                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION.................................................3

CONSOLIDATED BALANCE SHEETS - OCTOBER 27, 1996 AND APRIL 27, 1997.............3

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX MONTHS ENDED APRIL 28, 1996 AND APRIL 27, 1997.......4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 28, 1996  AND APRIL 27, 1997...................5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................10


PART II - OTHER INFORMATION..................................................14

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - OCTOBER 27, 1996 AND APRIL 27, 1997

                (In Thousands, Except Share and Per Share Data)



                                              October 27,   April 27,
                                                1996          1997
                                             ------------  -----------
                                                            (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash                                         $ 3,935         $ 2,786
  Accounts receivable, net                      12,564          12,589
  Inventories, net                              11,170           9,534
  Prepaid expenses                               1,130             970
                                               -------         -------
        Total current assets                    28,799          25,879

PROPERTY AND EQUIPMENT, at cost                 16,465          17,649
  Less - Accumulated depreciation
   and amortization                              3,196           4,534
                                               -------         -------
        Property and equipment, net             13,269          13,115



GOODWILL, net                                    2,964           2,844

OTHER ASSETS, net                                2,028           2,803
                                               -------         -------
                                               $47,060         $44,641
                                               =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable, trade                      $ 5,594         $ 6,622
  Accrued compensation and related
   benefits                                      1,643           1,553
  Other accrued liabilities                      2,537           2,199
  Revolving credit facilities                   11,023           8,754
  Current portion of long-term debt                679           1,243
  Current portion of other long-term
   liabilities                                     863             535
                                               -------         -------
        Total current liabilities               22,339          20,906

LONG-TERM DEBT                                   2,207           3,128

OTHER LONG-TERM LIABILITIES                        397             546

STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value;
   shares authorized 180,000                         -               -
  Common stock, $.03 par value;
   shares authorized 17,000,000;
   issued 7,681,733 at October 27,
   1996 and 7,695,733 at April 27,
   1997                                            230             231
  Additional paid - in capital                  43,474          43,509
  Retained deficit                             (17,758)        (19,855)
  Cumulative translation adjustment,
   net of income taxes                             (32)            (27)
  Treasury stock, at cost (1,017,981
   common shares at October 27, 1996
   and April 27, 1997)                          (3,797)         (3,797)
                                               -------         -------
                                                22,117          20,061
                                               -------         -------
                                               $47,060         $44,641
                                               =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE QUARTERS AND SIX MONTHS ENDED APRIL 28, 1996 AND APRIL 27, 1997

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)



                                        Quarter Ended        Six Months Ended
                                    ---------------------  --------------------
                                    April 28,   April 27,  April 28,  April 27,
                                       1996       1997       1996       1997
                                    ---------   ---------  ---------  ---------
SALES                                 $17,726    $20,448    $34,789     $38,369

COST OF SALES                          13,725     16,977     27,043      32,357
  Gross profit                        -------    -------    -------     -------
                                        4,001      3,471      7,746       6,012

OPERATING EXPENSES
  Research and development                373        364        707         735
  Selling, general and
   administrative                       3,228      3,303      6,293       6,658
  Restructuring                             -          -          -         214
                                      -------    -------    -------     -------
     Total operating expenses           3,601      3,667      7,000       7,607
                                      -------    -------    -------     -------

OPERATING INCOME (LOSS)                   400       (196)       746      (1,595)

INTEREST AND OTHER INCOME
 (EXPENSE), net                          (159)      (249)      (372)       (502)
                                      -------    -------    -------     -------

INCOME (LOSS) BEFORE TAXES                241       (445)       374      (2,097)

PROVISION FOR INCOME TAXES                 69          -        128           -
                                      -------    -------    -------     -------
INCOME (LOSS) BEFORE MINORITY
 INTEREST                                 172       (445)       246      (2,097)

MINORTIY INTEREST IN (INCOME)
 LOSSES OF SUBSIDIARY                     (24)         -         35           -
                                      -------    -------    -------     -------

NET INCOME (LOSS)                     $   148      ($445)   $   281     ($2,097)
                                      =======    =======    =======     =======

PER COMMON AND COMMON EQUIVALENT
 SHARE:
  Income before minority interest     $  0.02     ($0.07)   $  0.03      ($0.31)
  Minority interest                         -          -    $  0.01           -
                                      -------    -------    -------     -------
     Net income                       $  0.02     ($0.07)   $  0.04      ($0.31)
                                      =======    =======    =======     =======
SHARES USED IN COMPUTING NET
 INCOME PER COMMON EQUIVALENT
 SHARE                                  6,613      6,677      6,676       6,676
                                      =======    =======    =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED APRIL 28, 1996 AND APRIL 27, 1997

                                  (Unaudited)
                                (In Thousands)


                                              April 28,     April 27,
                                                1996           1997
                                              ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $  281       ($2,097)

  Adjustments to reconcile net income to
   net cash provided (used)
   By operating activities:
    Deferred income taxes                           25             -
    Depreciation and amortization                1,028         1,522
    Minority interest in earnings of
     subsidiary                                    (35)            -
    Cumulative translation adjustment                2             5
  Changes in assets and liabilities:
    Decrease (increase) decrease in
     accounts receivable                           193           (25)
    Decrease (increase) in inventories          (1,028)        1,636
    Decrease (increase) in prepaid expenses       (474)          160
    (Increase) in consulting agreements
     and goodwill                                 (244)         (592)
    Increase in accounts payable                   862         1,028
    Decrease in accrued compensation and
     related benefits                             (639)          (90)
    (Decrease) in other accrued liabilities       (289)         (338)
    (Decrease) in other long-term liabilities     (303)         (179)
                                                ------       -------
    Total adjustments                             (902)        3,127
                                                ------       -------
    Net cash provided (used) by operating
     activities                                   (621)        1,030
                                                ------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net       (2,297)       (1,184)
  Change in goodwill                                 -            15
  (Increase) in other assets, net                  (40)         (262)
                                                ------       -------
    Net cash (used) by investing
     activities                                 (2,337)       (1,431)
                                                ------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           303            36
  Proceeds/payments of debt (net)                1,336          (784)
                                                ------       -------
    Net cash provided by financing
     activities                                  1,639          (748)
                                                ------       -------

NET (DECREASE) IN CASH                          (1,319)       (1,149)
                                                ------       -------

CASH, beginning of year                          6,058         3,935
                                                ------       -------

CASH, end of period                             $4,739       $ 2,786
                                                ======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

The consolidated financial statements include the accounts of Alpha Technologies Group, Inc. ("Alpha" or the "Company") and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company through its wholly-owned subsidiaries, Wakefield Engineering, Inc. ("Wakefield") and Uni-Star Industries, Inc. ("Uni-Star"), designs, manufactures and sells thermal management products and connectors. The Company's thermal management products, principally heat sinks, dissipate heat generated by electronic components and serve the microprocessor, computer, consumer electronics, transportation, power supply, aerospace and defense industries.
The Company's sub-miniature, micro-miniature and ultra-miniature connector products and its backplane/midplane-type assemblies, the majority of which are custom manufactured to meet rigid specifications, serve the aerospace, automotive, communications, defense, factory automation, industrial controls, medical electronics, scientific/process instrumentation and test/measurement industries.

The Company was incorporated under its original corporate name, Synercom Technology, Inc. in Texas in 1969, as a software company, and was reincorporated in Delaware in 1983. The Company changed its name to Alpha Technologies Group, Inc. on April 19, 1995.

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

(3)  INVENTORIES

     Inventories consisted of the following on       October 27,    April 27,
      (in thousands):                                   1996          1997
                                                     -----------   -----------

     Raw materials and components                        $ 6,176        $6,054
     Work in process                                       2,593         2,625
     Finished goods                                        3,541         2,860
                                                        --------      --------
                                                          12,310        11,539
     Valuation reserve                                    (1,140)       (2,005)
                                                        --------      --------
                                                         $11,170        $9,534
                                                        ========      ========
4.   LONG-TERM DEBT

Long-term debt consisted of the following on:

                                                     October 27,    April 27,
                                                        1996          1997
                                                    ------------   -----------
                                                           (In Thousands)
Variable-rate revolving credit facility                  $ 9,823       $ 7,312
 (effective interest rates of 7.8725% and
 8.75% on April 27, 1997), interest payable monthly,
 principal is repaid and reborrowed based on
 cash requirements

Variable-rate revolving credit commitment                  1,200         1,442
 (effective interest rate of 10.5% on
 April 27, 1997), interest payable monthly,
 principal is repaid and reborrowed based on
 cash requirements

Variable-rate equipment notes                              2,886         4,371
 (effective interest rates of 8.75%, 8.85% and 10.5%
 on April 27, 1997), payable in monthly installments
 ranging from $3,444 to $37,500 plus accrued
 interest, with maturities ranging from August 1997
 through October 2003                                    -------       -------
                                                          13,909        13,125
Less current portion                                      11,702         9,997
                                                         -------       -------
                                                         $ 2,207       $ 3,128
                                                         =======       =======

The revolving credit facility and a $2,250,000 variable term loan relate to a Loan and Security Agreement (the "Loan Agreement") entered into by Wakefield in June of 1994. The Loan Agreement was amended in May of 1995 to increase the revolving credit facility from a maximum aggregate commitment of $4,000,000 to $7,000,000 and to extend the term of such facility to April 30, 1997. The equipment credit facility was increased from a maximum aggregate amount of $600,000 to $1,050,000. The proceeds from the equipment credit facility may be used only for the purchase of capital equipment. In addition, Wakefield entered into an equipment term note in the amount of $265,000. The Second Amendment dated January 30, 1996 increased the revolving credit facility from $7,000,000 to $9,000,000, made Specialty Extrusion Corp. ("Specialty"), a wholly-owned subsidiary of Wakefield, a co-borrower under the Loan Agreement and extended revolving loans to Specialty and made available to Specialty a $200,000 Equipment Facility Loan which was used to repay, in part, borrowings from Alpha. On March 29, 1996, Wakefield entered into the Third Amendment to allow for interest payable on the Revolving Credit Loans to be computed based on a margin above the Prime Rate and/or a margin above the London Interbank Offered Rate ("LIBOR"). The Fourth Amendment to the Loan Agreement was entered into October 11, 1996 to make Lockhart a co-borrower under the Loan Agreement and extend revolving loans to Lockhart, to increase the maximum amount of Revolving Loans that may be available to Wakefield, Specialty and Lockhart from $9,000,000 to $12,500,000, to consolidate the outstanding term loans into a $2,250,000 term loan, to make available a $2,500,000 equipment acquisition line on Lockhart's equipment and to permit Wakefield to use up to $506,000 of the Revolving Loan proceeds to repay advances to Alpha. On April 27, 1997, interest on $6,500,000 of the revolving credit facility, accrues at the relevant adjusted LIBOR rate plus 2.25% (7.875% per annum on April 27, 1997), and the remainder of the revolving credit facility accrues at the bank's prime rate plus .25% (8.75% per annum on April 27, 1997). There is an unused line fee equal to .25% per annum on the difference between $12,500,000 and the greater of (a) the average daily outstanding principal balance of Revolving Loans during each of the Company's fiscal quarters and (b)$10,500,000, payable quarterly in arrears on the first day of each fiscal quarter. The $2,250,000 term note accrues interest at the adjusted LIBOR rate plus 225 basis points (8.75% per annum on April 27, 1997), and is payable in fifty-nine (59) equal monthly installments of $37,500 commencing December 1, 1996 and a final installment equal to all unpaid principal on October 11, 2001, together, in each instance, with interest thereon to the date of payment. On April 27, 1997, $1,786,905 was borrowed against the equipment acquisition line. This note accrues interest at 8.85%, and is payable in eighty-three (83) equal monthly installments of $22,619 commencing December 1, 1996 and a final installment equal to all unpaid principal on October 29, 2003, together, in each instance, with interest thereon to the date of payment. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of the thermal management operations which in aggregate total $30,156,000. On April 27, 1997, $7,312,000 was drawn on the revolving credit facility. On April 25, 1997, Wakefield's credit facilities expiration was extended to June 30, 1997.

In October 1996, Wakefield entered into two interest rate swap transactions with Fleet National Bank. The agreements effectively fixed the interest rate on floating rate debt at a rate of 8.75% for a notional principal amount of $2,250,000 through November 1, 2001, and at a rate of 8.85% for a notional principal amount of $1,900,000 through October 29, 2003.

On August 30, 1995, Uni-Star entered into an Accounts Receivable Loan Agreement which included a revolving credit commitment in the aggregate principal amount of $2,500,000 of which $1,442,000 was drawn on at April 27, 1996. Uni-Star also entered into an equipment term loan in the amount of $750,000 and an equipment acquisition facility of $300,000. The equipment term loan is repayable in 48 equal monthly installments of principal of $15,625 plus accrued interest, payable on the first day of each month beginning October 1, 1995. On September 17, 1996, Uni-Star amended the loan agreement to extend its termination date to April 30, 1997. All of the Uni-Star credit facilities are secured by a first lien and assignment of substantially all of its assets, including without limitation, accounts receivable, inventory, equipment and general intangibles which in aggregate totals $10,289,000. On May 9, 1997, Uni-Star amended the agreements to extend the expiration date to August 31, 1997. In addition, the amendment reduced the revolving credit commitment from $2.5 million to $1.9 million and amended the interest on the revolving credit facility, the equipment term loan, and equipment acquisition facility to accrue at the bank's prime rate plus 2.0% for May 1997, 2.25% for June 1997, 2.5% for July 1997 and 2.75% for August 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Quarter to Quarter Comparison
-----------------------------

Sales. Sales for the second quarter of fiscal 1997 were $20,448,000, an increase of $2,722,000 or 15.4%, compared to sales of $17,726,000 for the second quarter of fiscal 1996. Thermal management sales increased 26.6% to $15,363,000 for the 1997 quarter from $12,138,000 for the quarter ended April 28, 1996. The increase in thermal management sales for the quarter was due to internal growth of 7.5% and the inclusion of sales by Lockhart Industries, Inc., which was acquired in August 1996. Internal thermal management sales increased primarily due to the higher sales of Penguin Cooler Heat Sinks, which dissipate heat generated by microprocessors used in personal computers. These increases were partially offset by lower sales of extruded heat sinks.

Connector sales were $5,085,000 during the second quarter of fiscal 1997 compared to $5,588,000 during the second quarter of the prior fiscal year, a 9.0% decrease, which was primarily caused by delays in programs by certain customers and a shift to turn-key cable and connector assemblies which have longer lead times.

Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the quarter ended April 27, 1997 was 17.0% versus 22.6% for the quarter ended April 28, 1996. Wakefield's gross profit percentage for the quarter was 18.2% versus 22.5% for the second quarter of fiscal 1996. The increase in aluminum costs, competitive pricing pressure and a change in the product mix negatively impacted the thermal management business's gross profit margins for the quarter. Uni-Star's gross profit percentage was 13.4% versus 22.9% for the second quarter of fiscal 1996. Gross profit margins for connector sales decreased due to lower sales volume and a change in the product mix.

Research and Development Expense. Research and development expenses for the second quarter of fiscal 1997 were $364,000 compared to $373,000 for the second quarter of fiscal 1996. Excluding Lockhart, research and development expenses for the quarter would have been $267,000. The decrease in research and development expenses was primarily due to a decrease in engineering staff as well as a decrease in licensing cost for engineering software at Wakefield.

Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 1997 were $3,303,000, or 16.2% of sales, compared to $3,228,000, or 18.2% of sales, for the second quarter of fiscal 1996. Excluding Lockhart, SG&A expenses for the quarter were $3,115,000 or 17.2% of sales. The decrease in SG&A expenses as a percentage of sales was attributable to increased sales volume without a proportional increase in SG&A expenses and the inclusion of Lockhart. Lockhart's SG&A percentage of sales for the quarter was lower than the overall company's (excluding Lockhart) percentage.

Interest and Other Income (Net). Interest income, which was $30,000 in the second quarter of fiscal 1997 and $55,000 in the second quarter of fiscal 1996, was earned on cash held at the parent level. Interest expense was $303,000 and $266,000 for the quarters ended April 27, 1997 and April 28, 1996, respectively. This increase was due to a higher borrowing base.

Income Taxes. The company fully reserved the deferred income tax benefit resulting from the net loss for the quarter ended April 27, 1997. The provision for income taxes for the quarter ended April 28, 1996, was $69,000 which included federal income tax expense of $30,000, state income tax expense of $16,000 and foreign income tax expense of $23,000. For the second quarter of 1996, the provision for federal income taxes includes the benefit of net operating loss carryforwards.

Minority Interest. For the quarter ended April 28, 1996, the minority interest (the 20% of the Uni-Star business not acquired by the Company) was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company now owns 100% of the outstanding common stock of Uni-Star.

Net Income/Loss. Net Loss for the quarter was $445,000, compared to net income of $148,000 for the quarter ended April 28, 1996. The decrease in net income was primarily attributable to the aforementioned decrease in gross profit.

Six Months to Six Months Comparison
-----------------------------------

Sales. Sales for the first six months of fiscal 1997 increased $3,580,000, or 10.3%, to $38,369,000 from $34,789,000 for the comparable period of fiscal 1996. Thermal management sales increased 16.8% to $28,575,000 for the 1997 period from $24,469,000 for the first six months of fiscal 1996. The increase in thermal management sales for the first six months of fiscal 1997 was due to the inclusion of sales by Lockhart Industries, Inc., which was acquired in August 1996. Internal thermal management sales increased primarily due to the higher sales of Penguin Cooler Heat Sinks, which dissipate heat generated by microprocessors used in personal computers. These increases were partially offset by lower sales of extruded heat sinks.

Connector sales were $9,794,000 during the six months ended April 27, 1997 compared to $10,320,000 during the first six months of the prior fiscal year, a 5.1% decrease, which was primarily caused by delays in programs by certain customers and a shift to turn-key cable and connector assemblies which have longer lead times.

Gross Profit. The Company's overall gross profit as a percentage of total revenues for the six months ended April 27, 1996 was 15.7% compared to 22.3% for the six months ended April 28, 1996. Wakefield's gross profit percentage for the six months ended April 27, 1996 was 16.1% versus 22.6% for the same period of last year. Excluding the additional inventory reserves recorded in the first quarter, Wakefield's gross profit percentage was 18.1% for the six month period. The increase in aluminum costs, competitive pricing pressure, additional inventory reserves and a change in the product mix negatively impacted the thermal management business's gross profit margins for the year to date period. Uni-Star's gross profit percentage for the first six months of fiscal 1997 was 14.6% versus 21.6% for the same period of last year. Gross profit margins for connector sales decreased due to lower sales volume and a change in the product mix.

Research and Development Expense. Research and development expenses were $735,000 and $707,000 for the first six months of fiscal 1997 and 1996, respectively. Excluding Lockhart, research and development expenses for the year to date were $547,000. The decrease in research and development expenses was primarily due to a decrease in engineering staff as well as a decrease in licensing cost for engineering software at Wakefield.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the six months ended April 27, 1997 were $6,658,000, or 17.4% of sales, compared to $6,293,000, or 18.1% of sales, for the six months ended April 28, 1996. . Excluding Lockhart, SG&A expenses for the year to date were $6,221,000 or 18.1% of sales. The decrease in SG&A expenses as a percentage of sales was attributable the inclusion of Lockhart. Lockhart's SG&A percentage of sales for the year to date was lower than the overall company's (excluding Lockhart) percentage.

Interest and Other Income (Net). Interest income, which was $67,000 in the first six months of fiscal 1997 and $112,000 in the comparable period of fiscal 1996, was earned on cash held at the parent level. The decrease in interest income was primarily attributable to a decrease in the average cash balance invested. Interest expense was $631,000 and $526,000 for the six months ended April 27, 1997 and April 28, 1996, respectively. This increase was due to a higher borrowing base.

Income Taxes. The company fully reserved the deferred income tax benefit resulting from the net loss for the six months ended April 27, 1997. The provision for income taxes for the six months ended April 28, 1996, was $128,000 which included federal income tax expense of $30,000, state income tax expense of $41,000 and foreign income tax expense of $57,000. Because the Company was able to utilize net operating loss carryforwards, the effective federal income tax rate was 8% for the six months ended April 28, 1996.

Minority Interest. For the six months ended April 28, 1996, the minority interest (the 20% of the Uni-Star business not acquired by the Company) was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company now owns 100% of the outstanding common stock of Uni-Star.

Net Income/Loss. Net Loss for the first six months of the fiscal year was $2,097,000, compared to net income of $281,000 for the six months ended April 28, 1996. The decrease in net income was primarily attributable to the aforementioned decrease in gross profit.

Liquidity and Capital Resources
-------------------------------

On April 27, 1997, the Company had cash of approximately $2,786,000 compared to $3,935,000 on October 27, 1996. Cash provided from operating activities and existing cash was used to reduce debt and for purchases of capital equipment. For the six months ended April 27, 1997, $1,030,000 was provided by operations, primarily due to a decrease in inventories and prepaid expenses. Capital equipment purchases of $1,184,000 were made to improve manufacturing abilities and to replace exiting machinery which had reached its end of life.

Uni-Star's loan agreement expired on April 30, 1997. On May 9, 1997, Uni-Star and its lender amended the agreement to extend the expiration date to August 31, 1997. In addition, the amendment reduced the revolving credit commitment from $2.5 million to $1.9 million and amended the interest rate on outstanding amounts to the bank's prime rate plus 2.0% for May 1997, 2.25% for June 1997, 2.5% for July 1997 and 2.75% for August 1997. Management does not anticipate that the decrease in the revolving credit commitment will have an adverse impact on Uni-Star's business. The Company is reviewing proposals from other institutions and plans to refinance this facility on or prior to its maturity.

The Company is also working on an extension of the Wakefield loan agreement until the end of the current fiscal year. While no extension agreement has been signed, the bank has orally agreed to the extension. The Company anticipates renewing such facility at that time.

The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities should be sufficient to fund its operations in the near-term."

        Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995:

   This release contains forward looking statements that are subject to risk and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw material, the telecommunications regulatory environment, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders held on April 24, 1997 in New York, New York, the stockholders elected the following management nominees:

Nominee                   Votes For      Votes Withheld
-------                   ---------      --------------
Marshall D. Butler        5,578,838          69,000
Lawrence Butler           5,578,838          69,000
Donald K. Grierson        5,578,838          69,000
Frederic A. Heim          5,579,438          68,400
Warren G. Lichtenstein    5,574,024          73,814
Dr. Kenneth W. Rind       5,579,438          68,400
Michael J. Konigsberg     5,574,024          73,814

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.25 Letter agreement between Uni-Star Industries, Inc. and City National Bank dated May 9, 1997

     11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended April 28, 1996 and April 27, 1997.

     27     Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports for Form 8-K filed by the Company during the quarter ended April 27, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Alpha Technologies Group, Inc.
                                -------------------------------
                                (Registrant)



Date:    June 11, 1997          By:     /s/ Lawrence Butler
     ----------------------        ----------------------------
                                    Lawrence Butler
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:    June 11, 1997          By:     /s/ Johnny J. Blanchard
     ----------------------        ----------------------------
                                    Johnny J. Blanchard
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit                                                               Page No.
-------                                                               --------

10.25 Letter agreement between Uni-Star Industries, Inc. and City National Bank dated May 9, 1997

11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended April 28, 1996 and April 27, 1997.

27     Financial Data Schedule