Form 10-Q
period 1997-07-27
ALPHA TECHNOLOGIES GROUP INC
filed 1997-09-10
CIK 710807

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                 For the quarterly period ended July 27, 1997

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


       For the transition period from ________________ to _______________


                        Commission File Number 0-14365

                        ALPHA TECHNOLOGIES GROUP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                   76-0079338
- ------------------------------------      -------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation organization)


      9465 Wilshire Boulevard, Suite 980, Beverly Hills, California 90212
      -------------------------------------------------------------------
                   (Address of principal executive offices)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.03 par value                    6,687,180
      ----------------------------                    ---------
                  Class                    Outstanding at September 5, 1997

                        ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                 JULY 27, 1997


                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION................................................  3

CONSOLIDATED BALANCE SHEETS - OCTOBER 27, 1996 AND JULY 27, 1997.............  3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE
 MONTHS ENDED JULY 28, 1996 AND JULY 27, 1997................................  4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
 JULY 28, 1996  AND JULY 27, 1997............................................  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................  9

PART II - OTHER INFORMATION.................................................. 14

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS--OCTOBER 27, 1996 AND JULY 27, 1997

                (In Thousands, Except Share and Per Share Data)


                                                           Restated
                                                          October 27,  JULY 27,
                                                              1996       1997
                                                          ---------- -----------
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash                                                     $ 3,935    $ 2,994
    Accounts receivable, net                                  12,060     11,867
    Inventories, net                                          10,566      8,847
    Net Assets of discontinued operation (Footnote 2)          1,198          -
    Prepaid expenses                                           1,111      1,155
                                                             -------    -------
      Total current  assets                                   28,870     24,863

PROPERTY AND EQUIPMENT, at cost                               16,114     17,152
    Less--Accumulated depreciation and amortization            3,129      5,076
                                                             -------    -------
      Property and equipment, net                             12,985     12,076

GOODWILL, net                                                  2,964      2,902

OTHER ASSETS, net                                              2,028      2,523
                                                             -------    -------
                                                             $46,847    $42,364
                                                             =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable, trade                                  $ 5,456    $ 5,580
    Accrued compensation and related benefits                  1,626      1,297
    Other accrued liabilities                                  2,479      2,505
    Revolving credit facilities                               11,023      7,723
    Current portion of long-term debt                            679      3,669
    Current portion of other long-term liabilities               863        562
                                                             -------    -------
      Total current liabilities                               22,126     21,336

LONG-TERM DEBT                                                 2,207          -

OTHER LONG-TERM LIABILITIES                                      397        505

STOCKHOLDERS' EQUITY:
    Preferred stock, $100 par value; shares
      authorized 180,000                                           -          -
    Common stock, $.03 par value; shares authorized
      17,000,000; issued 7,681,733 at October 27, 1996
       and 7,695,733 at July 27, 1997                            230        231
    Additional paid-in capital                                43,474     43,509
    Retained deficit                                         (17,758)   (19,403)
    Cumulative translation adjustment, net of income taxes       (32)       (96)
    Treasury stock, at cost (1,017,981 common shares at
      October 27, 1996 and 1,008,553 on July 27, 1997)        (3,797)    (3,718)
                                                             -------    -------
                                                              22,117     20,523
                                                             -------    -------
                                                             $46,847    $42,364
                                                             =======    =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE QUARTERS AND NINE MONTHS ENDED
                        JULY 28, 1996 AND JULY 27, 1997

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)




                                         Quarter Ended        Nine Months Ended
                                      --------------------    ------------------
                                      Restated                Restated
                                      July 28,    July 27,    July 28,  July 27,
                                       1996        1997        1996      1997
                                      -------     -------     -------   -------
SALES                                 $15,973     $19,313     $49,287   $56,026

COST OF SALES                          12,711      15,291      38,659    46,343
                                      -------     -------     -------   -------
  Gross profit                          3,262       4,022      10,628     9,683

OPERATING EXPENSES
  Research and development                366         396       1,073     1,131
  Selling, general and administrative   3,144       3,255       9,247     9,646
  Other                                   455         252         455       466
                                      -------     -------     -------   -------
    Total operating expenses            3,965       3,903      10,775    11,243
                                      -------     -------     -------   -------

OPERATING INCOME                         (703)        119        (147)   (1,560)

INTEREST AND OTHER INCOME
  (EXPENSE), net                         (211)       (247)       (565)     (749)
                                      -------     -------     -------   -------
INCOME (LOSS) BEFORE TAXES               (914)       (128)       (712)   (2,309)

PROVISION (BENEFIT) FOR INCOME TAXES      (67)          -          61         -
                                      -------     -------     -------   -------
INCOME (LOSS) BEFORE MINORITY INTEREST   (847)       (128)       (773)   (2,309)

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARY                 (56)          -         (21)        -

GAIN ON SALE OF DISCONTINUED OPERATION
  net of income taxes                       -         610           -       610

INCOME (LOSS) FROM DISCONTINUED OPERATION,
  net of income taxes                     163         (30)        335        54
                                      -------     -------     -------   -------
NET INCOME (LOSS)                       ($740)       $452       ($459)   (1,645)
                                      =======     =======     =======   =======
PER COMMON AND COMMON EQUIVALENT SHARE:
  Income (loss) before minority
    interest                           ($0.11)      $0.07      ($0.07)   ($0.25)
  Minority interest                    ($0.01)          -           -         -
                                      -------     -------     -------   -------
    Net income (loss)                  ($0.12)      $0.07      ($0.07)   ($0.25)
                                      =======     =======     =======   =======
SHARES USED IN COMPUTING NET INCOME
  (LOSS) PER COMMON EQUIVALENT SHARE    6,200       6,748       6,156     6,679
                                      =======     =======     =======   =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED JULY 28, 1996
                               AND JULY 27, 1997

                                  (Unaudited)
                                (In Thousands)

                                                           Restated
                                                            July 28,    July 27,
                                                              1996       1997
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                  ($459)    ($1,645)
  Adjustments to reconcile net (loss) to net cash (used)
   by operating activities:
     Depreciation and amortization                            1,578       2,238
     Minority interest in earnings of subsidiary                 21           -
     Cumulative translation adjustment                           (7)        (65)
     Gain on sale of discontinued operation                       -        (610)
     Income from discontinued operation                        (335)        (54)
  Changes in assets and liabilities:
     Decrease in accounts receivable                            883         193
     (Increase) decrease in inventories                      (1,775)      1,719
     (Increase) in prepaid expenses                            (359)        (44)
     Increase in accounts payable                             1,010         109
     Decrease in accrued compensation and related benefits     (817)       (339)
     (Decrease) in other accrued liabilities                   (522)       (333)
     (Decrease) in other long-term liabilities                 (531)       (793)
                                                             ------      ------
     Total adjustments                                         (854)      2,021
                                                             ------      ------
     Net cash provided (used) by continuing operations       (1,313)        376
     Net cash provided by discontinued operation                199         313
                                                             ------      ------
     Net cash provided (used) by operating activities        (1,114)        689

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of discontinued operation (Footnote 2)    -       2,100
     Purchase of property and equipment, net                 (3,021)     (1,231)
     Change in goodwill                                        (243)        (58)
     Decrease in other assets, net                              202          40
                                                             ------      ------
      Net cash provided (used) by investing activities       (3,062)        851
                                                             ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                     341          36
     Proceeds (payments) of debt, net                         1,996      (2,517)
                                                             ------      ------
      Net cash provided by financing activities               2,337      (2,481)

NET (DECREASE) IN CASH                                       (1,839)       (941)
                                                             ------      ------
CASH, beginning of period                                     6,058       3,935
                                                             ------      ------
CASH, end of period                                          $4,219      $2,994
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

(2) RESTATED AND CONSOLIDATED FINANCIAL STATEMENTS

In June 1997, the Company sold substantially all of the assets and business of it's hermetic connector business located in Cincinnati, Ohio, which operated under the trade name Connector Industries of America ("CIA") to a privately owned company. Accordingly to improve comparability, the 1996 financial statements have been restated to reclassify (i) the assets and liabilities of such business to "Net Assets of Discontinued Operation" and (ii) the results of such business to "income (loss) from discontinued operation."

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

(3) INVENTORIES


    Inventories consisted of the following on           Restated
        (in thousands):                               October 27,   July 27,
                                                          1996        1997
                                                       ---------  ---------
    Raw materials and components                        $ 5,757       5,513
    Work in process                                       2,486       2,696
    Finished goods                                        3,425       2,444
                                                        -------     -------
                                                         11,668      10,653
    Valuation reserve                                    (1,102)     (1,806)
                                                        -------     -------
                                                        $10,566     $ 8,847
                                                        =======     =======

(4) REVOLVING CREDIT FACILITIES AND OTHER DEBT

    Revolving Credit Facilities and other debt consisted of the following on:


                                                           October 27,  July 27,
                                                                1996       1997
                                                                ----       ----
                                                               (In Thousands)

       Variable-rate revolving credit facility                $ 9,823    $ 6,554
         (effective interest rates of 7.97% and
         8.75% on July 27, 1997), interest payable monthly, principal is repaid and reborrowed based on cash requirements

       Variable-rate revolving credit commitment                1,200      1,169
         (effective interest rate of 11.00% on
         July 27, 1997), interest payable monthly, principal is repaid and reborrowed based on cash requirements

       Variable-rate equipment notes                            2,886      3,669
         (effective interest rates of 8.75% and 8.85%
         on July 27, 1997), payable in monthly installments
         of $22,619 and $37,500 plus accrued
         interest, with maturities during October 2001 and
         October 2003                                          ------     ------
                                                               13,909     11,392
       Less current portion                                    11,702     11,392
                                                               ------     ------
                                                              $ 2,207    $    --
                                                               ======     ======

On July 1, 1997, Wakefield amended its credit facilities. Currently, Wakefield, and its wholly owned subsidiaries, Specialty Extrusion Corp. ("Specialty"), and Lockhart Industries, Inc. ("Lockhart"), are parties to a loan and security agreement, as amended ("the Loan Agreement") with a commercial lender. Pursuant to the Loan Agreement, Wakefield, Specialty, and Lockhart have a revolving credit line, based upon accounts receivable and inventory, of up to $9,000,000; are parties to term loans in the original amount of $2,250,000 and $1,900,000. On July 27, 1997, $6,554,000 was drawn on the revolving credit facility. Interest on $5,750,000 of the revolving credit facility accrues at the relevant adjusted LIBOR rate plus 2.5% (7.97% per annum on July 27, 1997), and the remainder of the revolving credit facility accrues at the bank's prime rate plus .5% (8.75% per annum on July 27, 1997). There is an unused line fee equal to .5% per annum on the difference between $9,000,000 and the average daily outstanding principal balance of Revolving Loans during each of the Company's fiscal quarters payable quarterly in arrears on the first day of each fiscal quarter. The $2,250,000 term note accrues interest at 8.75% per annum and is payable in fifty-nine (59) equal monthly installments of $37,500 commencing December 1, 1996 and a final installment equal to all unpaid principal on October 11, 2001, together, in each instance, with interest thereon to the date of payment. On July 27, 1997, $1,950,000 was outstanding on the $2,250,000 term loan. The $1,900,000 term loan accrues interest at 8.85%, and is payable in eighty-three (83) equal monthly installments of $22,619 commencing December 1, 1996 and a final installment equal to all unpaid principal on October 29, 2003, together, in each instance, with interest thereon to the date of payment. On July 27, 1997, $1,719,048 was outstanding on the $1,900,000 term note. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of the thermal management operations which in aggregate total $28,841,000. On July 1, 1997, Wakefield's credit facilities expiration was extended to January 1, 1998.


On August 30, 1995, Uni-Star entered into an Accounts Receivable Loan Agreement which included a revolving credit commitment in the aggregate principal amount of $2,500,000 of which $1,169,000 was drawn on at July 27, 1997. Uni-Star also entered into an equipment term loan in the amount of $750,000 and an equipment acquisition facility of $300,000. The equipment term loan was repayable in 48 equal monthly installments of principal of $15,625 plus accrued interest, payable on the first day of each month beginning October 1, 1995. On September 17, 1996, Uni-Star amended the loan agreement to extend its termination date to
April 30, 1997.   On May 9, 1997, Uni-Star amended the agreements to extend the expiration date to August 31, 1997. In addition, the amendment reduced the revolving credit commitment from $2.5 million to $1.9 million and amended the interest on the revolving credit facility, the equipment term loan, and equipment acquisition facility to accrue at the bank's prime rate plus 2.0% for May 1997, 2.25% for June 1997, 2.5% for July 1997 and 2.75% for August 1997. In
connection with the sale of CIA, on June 21, 1997, Uni-Star paid off the equipment term loan and equipment acquisition facility. In addition, the revolving credit facility was reduced to $1.5 million. Uni-Star's variable rate revolving credit commitment is secured by a first lien and assignment of substantially all of its assets, including without limitation, accounts receivable, inventory, equipment and general intangibles which in aggregate totals $8,809,000. The Company is currently negotiating with another commercial lender to replace Uni-Star's existing revolving loan agreement and to obtain a new term loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Quarter to Quarter Comparison

Sales. Sales for the third quarter of fiscal 1997 were $19,313,000, an increase of $3,340,000 or 20.9%, compared to sales of $15,973,000 for the third quarter of fiscal 1996. Thermal management sales increased 27.5% to $14,890,000 for the 1997 quarter from $11,681,000 for the quarter ended July 28, 1996. The increase in thermal management sales for the quarter was due to internal growth of 8.8% and the inclusion of $2,183,000 in sales by Lockhart Industries, Inc., which was acquired in August 1996. Internal thermal management sales increased primarily due to the higher sales of Penguin Cooler Heat Sinks, which dissipate heat generated by microprocessors used in personal computers. The Company anticipates the demand for Penguin Cooler Heat Sinks will continue to increase. Connector sales (excluding hermetic connectors sold by Uni-Star CIA division) were $4,423,000 during the third quarter of fiscal 1997 compared to $4,292,000 during the third quarter of the prior fiscal year, a 3.1% increase.

Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the quarter ended July 27, 1997 was 20.8% versus 20.4% for the quarter ended July 28, 1996. Wakefield's gross profit percentage for the quarter was 21.1% versus 18.1% for the third quarter of fiscal 1996. Wakefield's gross profit percentage increased due to higher sales volume. Uni-Star's gross profit percentage was 20.0% versus 26.9% for the third quarter of fiscal 1996. Gross profit margins for connector sales by Uni-Star's Microdot facility decreased due to manufacturing inefficiencies and an increase in sales of rectangular products which carry a lower gross profit percentage than coaxial, and circular connectors. Uni-Star's gross profit margins also decreased due to lower sales volume at the Company's Malco facility.

Research and Development Expense. Research and development expenses for the third quarter of fiscal 1997 were $396,000 compared to $366,000 for the third quarter of fiscal 1996. Excluding Lockhart, research and development expenses for the quarter would have decreased to $301,000. The decrease in research and development expenses was primarily due to a decrease in engineering staff as well as a decrease in licensing fees for engineering software at Wakefield.

Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 1997 were $3,255,000, or 16.9% of sales, compared to $3,144,000, or 19.7% of sales, for the third quarter of fiscal 1996. Excluding Lockhart, SG&A expenses for the 1997 quarter were $3,066,000 or 17.9% of sales. The decrease in SG&A expenses as a percentage of sales was attributable to increased sales volume without a proportional increase in SG&A expenses and the inclusion of Lockhart, which has a lower SG&A percentage of sales than the overall Company's (excluding Lockhart) percentage.

Other Operating Expenses. Other operating expenses consisted of $120,000 related to the downsizing at the Company's Malco facility including severance costs and the write off of net book value of certain equipment. This facility will now focus on its subsystems business and will outsource various manufacturing processes. In addition, the company recorded other operating expenses of $132,000 related to severance and other costs recorded in connection with a management change at Uni-Star.

Interest and Other Income (Net). Interest income, which was $43,000 in the third quarter of fiscal 1997 and $63,000 in the third quarter of fiscal 1996, was earned on cash held at the parent level. Interest expense was $305,000 and $295,000 for the quarters ended July 27, 1997 and July 28, 1996, respectively. This increase was due to a higher borrowing base and an increase in the interest rate on outstanding debt.

Income Taxes. The company fully reserved the deferred income tax benefit resulting from the net loss for the quarter ended July 27, 1997.The income tax benefit for the quarter ended July 28, 1996 was $67,000 which included a federal income tax benefit of $30,000, a state income tax benefit of $41,000 and foreign
income tax expense of $4,000.    For the third quarter of 1996, the provision
for federal income taxes includes the benefit of net operating loss carryforwards.

Minority Interest. For the quarter ended July 28, 1996, the minority interest (the 20% of the Uni-Star business not acquired by the Company) was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company now owns 100% of the outstanding common stock of Uni-Star.

Gain from sale of operation. The gain from sale of operation of $610,000 relates to the sale of the Company's hermetic connector business which was sold in June of 1997. The hermetic connector business operated under the name Connector Industries of America ("CIA") and was sold for $2,100,000 in cash and a contingent payment of up to $400,000, plus the assumption of liabilities aggregating approximately $154,000. The gain does not take into consideration the contingent payment, which is based upon orders received by the purchaser of CIA during calendar year 1998 from CIA customers.

Net Income/Loss. Net income for the quarter was $452,000 which reflected income from continuing operations of $124,000, prior to the effects of other operating expenses which totaled $252,000, and an after tax gain of $610,000 from the sale in June of the Company's hermetic connector business. This compares to a net loss of $740,000 for last year's third quarter, which included a loss from continuing operations of $392,000 prior to restructuring and other cost totaling $455,000. Income from continuing operations improved due to an increase in revenues and gross margins in the core thermal management business as well as the inclusion of Lockhart in the results for the fiscal 1997 quarter.

Nine Months to Nine Months Comparison

Sales. Sales for the first nine months of fiscal 1997 increased $6,739,000, or 13.7%, to $56,026,000 from $49,287,000 for the comparable period of fiscal 1996. Thermal management sales increased 20.2% to $43,465,000 for the 1997 period from $36,150,000 for the first nine months of fiscal 1996. The increase in thermal management sales for the nine month period was due to internal growth of 3.4% and the inclusion of $6,097,000 in sales by Lockhart Industries, Inc., which was acquired in August 1996. Internal thermal management sales increased primarily due to the higher sales of Penguin Cooler Heat Sinks, which dissipate heat generated by microprocessors used in personal computers. The Company believes that demand for Penguin Cooler Heat Sinks will continue to increase. These increases were partially offset by lower sales of extruded heat sinks.

Connector sales were $12,561,000 during the nine months ended July 27, 1997 compared to $13,137,000 during the first nine months of the prior fiscal year, a 4.4% decrease, which was primarily caused by delays in programs by certain customers and a shift to turn-key cable and connector assemblies which have longer lead times.

Gross Profit. The Company's overall gross profit as a percentage of total revenues for the nine months ended July 27, 1997 was 17.3% compared to 21.6% for the nine months ended July 28, 1996. Wakefield's gross profit percentage for the nine months ended July 27, 1996 was 17.8% versus 21.1% for the same period of last year. Excluding the additional inventory reserves recorded in the first quarter, Wakefield's gross profit percentage was 19.1% for the nine month period. The additional inventory reserves were recognized to fully reserve the costs of certain custom products that were built in anticipation of orders that have not been received. Wakefield's gross profit percentage was adversely impacted by higher sales of Penguin Cooler Heat Sinks which carry a lower gross profit margin than Wakefield's other product lines. In addition to this change in Wakefield's product mix, the increase in aluminum costs, competitive pricing pressure, and the aforementioned inventory reserves negatively impacted the thermal management business's gross profit margins for the year to date period. Uni-Star's gross profit percentage for the first nine months of fiscal 1997 was 15.6% versus 22.8% for the same period of last year. Gross profit margins for connector sales decreased due to lower sales volume and manufacturing inefficiencies.

Research and Development Expense. Research and development expenses were $1,131,000 and $1,073,000 for the first nine months of fiscal 1997 and 1996, respectively. Excluding Lockhart, research and development expenses for the year to date were $849,000. The decrease in research and development expenses was primarily due to a decrease in engineering staff as well as a decrease in licensing fees for engineering software at Wakefield.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the nine months ended July 27, 1997 were $9,646,000, or 17.2% of sales, compared to $9,247,000, or 18.8% of sales, for the nine months ended
July 28, 1996. Excluding Lockhart, SG&A expenses for the year to date period were $9,020,000 or 18.1% of sales. The decrease in SG&A expenses as a percentage of sales was attributable to increased sales volume without a proportional increase in SG&A and the inclusion of Lockhart which has a lower SG&A percentage of sales than the overall Company's (excluding Lockhart) percentage.

Other Operating Expenses. Other operating expenses of $466,000 were recognized during the nine months ended July 27, 1997. These expenses consisted of the aforementioned $252,000 and $214,000 booked in the first quarter of fiscal 1997 related to downsizing severance payments.

Interest and Other Income (Net). Interest income, which was $98,000 in the first nine months of fiscal 1997 and $175,000 in the comparable period of fiscal 1996, was earned on cash held at the parent level. The decrease in interest income was primarily attributable to a decrease in the average cash balance invested. Interest expense was $936,000 and $821,000 for the nine months ended July 27, 1997 and July 28, 1996, respectively. This increase was due to a higher borrowing base and an increase in the interest rate paid on outstanding debt.

Income Taxes. The company fully reserved the deferred income tax benefit resulting from the net loss for the nine months ended July 27, 1997. The provision for income taxes for the nine months ended July 28, 1996, was $61,000 which consisted only of foreign income tax expense.

Minority Interest. For the nine months ended July 28, 1996, the minority interest (the 20% of the Uni-Star business not acquired by the Company) was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows. The Company now owns 100% of the outstanding common stock of Uni-Star.

Net Income/Loss. Net loss for the first nine months of the fiscal year was $1,645,000 which included a net loss from continuing operations (after restructuring, additional inventory reserves, and other charges) of $2,309,000. This compares to net loss of $459,000 for the nine months ended July 28, 1996, which included an net loss from continuing operations of $773,000. The decrease in net income was primarily attributable to the aforementioned decrease in gross profit and the additional inventory reserves recorded in the first quarter of fiscal 1997.

Other Event. On August 21, 1997, the company announced that it will close its manufacturing facility in Wakefield, Massachusetts and consolidate the production of its thermal management products in its Fall River, Massachusetts and Temecula, California facilities, which have lower operating costs than the Wakefield facility. The transfer of orders from the Wakefield facility will occur over several months to insure a seamless transition for the Company's customers. These steps are expected to reduce operating costs by approximately $1,600,000 annually, and the Company expects to record a restructuring charge in the current fiscal year associated with the plant closing of approximately $2,000,000.

Liquidity and Capital Resources

On July 27, 1997, the Company had cash of approximately $2,994,000 compared to $3,935,000 on October 27, 1996. Upon the closing of the currently contemplated loan agreement for Uni-Star, the Company anticipates that it will increase its cash position by approximately $700,000. Cash provided from operations and existing cash was used to reduce debt and for purchases of capital equipment. For the nine months ended July 27, 1997, $689,000 was provided by operations, primarily due to a decrease in inventories and prepaid expenses. Capital equipment purchases of $1,231,000 were made, principally at Wakefield, to improve manufacturing abilities and to replace existing machinery which had reached its end of life.


Uni-Star's loan agreement expired on April 30, 1997. On May 9, 1997, Uni-Star and its lender amended the agreement to extend the expiration date to August 31, 1997. In addition, the amendment reduced the revolving credit commitment from $2.5 million to $1.9 million and amended the interest rate on outstanding amounts to the bank's prime rate plus 2.0% for May 1997, 2.25% for June 1997,
2.5% for July 1997 and 2.75% for August 1997.   On June 21, 1997, Uni-Star paid
off the equipment term loan and equipment acquisition facility. In addition, the revolving credit facility was reduced to $1.5 million in connection with the sale of CIA. Management does not anticipate that the decrease in the revolving credit commitment will have an adverse impact on Uni-Star's business. The Company is negotiating with a financial institution to refinance this facility which it anticipates closing by the end of September.


The Company has entered into an extension of the Wakefield loan agreement until January 1, 1998. The Company anticipates renewing such facility at that time for a longer term.

The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities should be sufficient to fund its operations and the aforementioned restructuring in the near-term.


In conjunction with the new "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995,this form 10Q may contain forward-looking statements relating to future operations. All such forward-looking statements are only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Further information on potential factors which could affect Alpha Technologies Group, Inc. are included in the company's form 10K filed with the Securities and Exchange Commission.

PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.26 Letter agreement between Uni-Star Industries, Inc. and City National Bank dated June 19, 1997

    10.27 Fifth Amendment to Loan and Security Agreement dated July 1, 1997 entered into by and between Fleet National Bank of Massachusetts and Wakefield Engineering, Inc (The exhibits and schedules to the Loan and Security Agreement/Amendment are listed on the last page of such documents. Such exhibits and schedules have not been filed by the Registrant, who hereby undertakes to file such exhibits upon request of the Commission.) (Filed Herewith)

    11.1 Statement re Computation of Per Share Earnings for the quarters and nine months ended July 28, 1996 and July 27, 1997.

    27     Financial Data Schedule
_______________

(b) Reports on Form 8-K

    The Company filed a Form 8-K, dated June 20, 1997, reporting that on June 20, 1997 Uni-Star Industries, Inc. ("Uni-Star" or "Seller"), a wholly-owned subsidiary of Alpha Technologies Group, Inc. ("Alpha" or the "Registrant"), sold substantially all of the assets and business of Seller's hermetic connector business (the "Business") located in Cincinnati, Ohio, which operated under the trade name Connector Industries of America ("CIA") to a privately owned company (the "Buyer"). The sale included CIA's accounts receivable, inventory, machinery, equipment, tools, business machines, office furniture and fixtures and certain intangibles including but not limited to customer lists, trade names and engineering designs and the agreement by Uni-Star and Alpha and certain of their affiliates not to engage in the hermetic connector business for five years except that Uni-Star's Microdot division may continue to sell certain families of hermetic connectors. Uni-Star's Microdot division is located in South Pasadena, California.

    Seller received $2,100,000, in cash, at closing and Buyer assumed certain payables and liabilities of the Business aggregating approximately $154,000.
The Sale provides for a potential additional payment to Seller of up to $400,000 based on orders booked by the Buyer during the 1998 calendar year by customers of the Business. The purchase price was a negotiated amount between Buyer and Seller.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Alpha Technologies Group, Inc.
                                         ------------------------------
                                         (Registrant)



Date:  September 10, 1997             By:  /s/ Lawrence Butler
       -----------------------             -------------------------
                                           Lawrence Butler
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  September 10, 1997             By:  /s/ Johnny J. Blanchard
       -----------------------             -------------------------
                                           Johnny J. Blanchard
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

EXHIBIT INDEX

Exhibit                                                                 Page No.
- -------                                                                 --------


10.26  Letter agreement between Uni-Star Industries, Inc. and
       City National Bank dated June 19, 1997

10.27  Fifth Amendment to Loan and Security Agreement dated
       July 1, 1997 entered into by and between Fleet National Bank of Massachusetts and Wakefield Engineering, Inc. (The exhibits and schedules to the Loan and Security Agreement/Amendment are listed on the last page of such documents. Such exhibits and schedules have not been filed by the Registrant, who hereby undertakes to file such exhibits upon request of the Commission.) (Filed Herewith)

11.1 Statement re Computation of Per Share Earnings for the quarters and nine months ended July 28, 1996 and July 27, 1997.

27     Financial Data Schedule
___________