Form 10-K
period 1997-10-26
ALPHA TECHNOLOGIES GROUP INC
filed 1998-01-26
CIK 710807

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 26, 1997

COMMISSION FILE NUMBER 0-14365

                               ----------------

                        ALPHA TECHNOLOGIES GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0079338
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

   9465 WILSHIRE BLVD., SUITE 980                          90212
          BEVERLY HILLS, CA                            (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 385-1494

                               ----------------

        SECURITIES REGISTERED UNDER SECTION 12 (B) OF THE EXCHANGE ACT:

                                     NONE

        SECURITIES REGISTERED UNDER SECTION 12 (G) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.03 PAR VALUE
                             (TITLE OF EACH CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                        $20,804,108 at January 20, 1998

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Common Stock, 6,693,680 shares outstanding at January 20, 1998

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Company's definitive proxy statement to be filed on or about February 23, 1998 is incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

  Alpha Technologies Group, Inc. ("Alpha" or the "Company") and its subsidiaries design, manufacture and sell thermal management products and connector products. Thermal management products, principally heat sinks, are primarily fabricated aluminum extrusions that have high surface area to volume ratios and are engineered to dissipate unwanted heat generated by electronic components. As systems become increasingly more powerful and packaging becomes smaller, the need to dissipate heat becomes more important to the reliability and functionality of electronic systems. The Company's thermal management products serve the microprocessor, computer, consumer electronics, transportation, automotive, industrial controls, factory automation, power supply, aerospace and defense industries.

  The Company's connector products include sub-miniature, micro-miniature and ultra-miniature connectors and cable and/or wire harness connector assemblies, the majority of which are custom manufactured to meet rigid specifications. Connectors are electro-mechanical devices that permit electronic subassemblies such as printed circuit boards, power supplies and input-output wire harnesses/cable assemblies to be coupled and separated. The Company's connector products serve the aerospace, communications, defense, factory automation, industrial controls, medical electronics, scientific/process instrumentation and test/measurement industries.

  In addition, the Company operates a business that designs, fabricates and tests custom designed electronic systems for the military, the telecommunications industry and certain commercial markets.

  The Company was incorporated as Synercom Technology, Inc., in Texas in 1969, and was reincorporated in Delaware in 1983. In April 1995, it changed its name to Alpha Technologies Group, Inc. In 1993, the Company began its transformation from a software company to its current businesses. In September of 1994, the Company sold the remaining aspects of its software and related services business. Since October 1993, the Company has grown through a combination of acquisitions and internal growth.

  The thermal management business is conducted through the Company's wholly-owned subsidiary, Wakefield Engineering, Inc. ("Wakefield") which includes the Wakefield-Temecula division, Wakefield Extrusion, Inc. ("Wakefield Extrusion") and Lockhart Industries, Inc. ("Lockhart"). The connector business is conducted through the Company's wholly-owned subsidiary, Uni-Star Industries, Inc. ("Uni-Star"), which does business as Microdot Connectors, and its two foreign subsidiaries: Malco Microdot UK Ltd, Malco Microdot France SARL. In early fiscal 1998, the Company's electronics systems business, which operates as Malco, was transferred from Uni-Star to a newly formed Delaware corporation, Malco, Inc. See "Note 13. Business Segment Information" in Notes to Consolidated Financial Statements.

 Acquisitions

  The following table sets forth the significant acquisitions made by the Company since October 1993:

      MONTH ACQUIRED                          BUSINESS
      -------------- ----------------------------------------------------------
      October 1993   Thermal management operations in Wakefield and Fall River,
                     Massachusetts (Wakefield)
      June 1994      Connector and related product operations in South
                     Pasadena, California, Colmar, Pennsylvania and Cincinnati,
                     Ohio (Uni-Star)
      August 1994    Thermal management operations in Temecula, California
                     (Wakefield-Temecula) formerly known as Aham Tor, Inc.
      June 1995      Aluminum extrusion operations in Fullerton, California
                     (Wakefield Extrusion) formerly known as Specialty
                     Extrusion Ltd
      August 1996    Manufacturer of sophisticated thermal management devices
                     in Paramount, California (Lockhart)

 Disposition

  On June 20, 1997, Uni-Star sold substantially all of the assets and business of its hermetic connector business in Cincinnati, Ohio, which operated under the trade name Connector Industries of America ("CIA"). The sale included certain tangible and intangible assets used in the CIA business and the agreement by Uni-Star and Alpha and certain of their affiliates not to engage in the hermetic connector business for five years except that Uni-Star's Microdot Connectors division may continue to sell certain families of custom hermetic connectors.

  The sales price was $2,100,000 plus the assumption by the purchaser of certain payables and liabilities of the CIA business aggregating approximately $120,000. The agreement provides for a potential additional payment to the Company of up to $400,000 based on orders booked by the purchaser during the 1998 calendar year from customers of the CIA business.

THERMAL MANAGEMENT SEGMENT

 Products

  The Company designs, manufactures and sells thermal management products for use in a variety of industries, including the microprocessor, computer, consumer electronics, transportation, automotive, industrial controls, factory automation, power supply, aerospace and defense industries.

  The Company's principal thermal management products include:

Penguin(TM) Coolers            Heat sinks specifically designed to solve
                               thermal problems for the latest high-speed microprocessors offered by major manufacturers, which include Intel's Pentium(R)II and other
                               Pentium products, AMD's K5 and K6, IBM's and
                               Cyrix's 6x86, and IBM's and Motorola's
                               PowerPC(TM) products. Other microprocessor-specific products include fan heat sink assemblies (electric fans attached to heat sinks) and aluminum impregnated plastic heat sinks, sold under the Deltem(TM) name. These products are used in personal computers and servers. Older versions of Penguin Coolers are used in embedded microprocessor applications.

Extruded Heat Sinks            Heat sinks and heat sink assemblies designed
                               for high power industrial applications,
                               including transportation equipment; automotive and other stereo amplifiers; and bonded fin heat sinks used by makers of power supplies, transportation equipment and other industrial equipment.

Stamped and Low Power Heat     Heat sinks designed to dissipate heat generated
Sinks                          by power semiconductors, transistors,
                               rectifiers, diodes and other electronic
                               components used in electronic applications.
                               Typically, these are smaller components used on printed circuit boards.

Active Cooling Components      These products use air or liquid to dissipate
                               heat. Air-to-air heat exchangers use fans to exchange heat with cooler air and are used in high-performance telecommunications, military and aerospace systems. These products also include sophisticated precision formed fin/fluxless vacuum brazed chassises, heat exchangers and cold plates used to cool and protect computer, radar and laser systems for the aerospace, military and commercial markets.
                               Liquid cooling systems are used in applications which require the removal of significantly greater amounts of heat than can be achieved by air cooling.

Precision Compression          These products are complete mounting clamp and
Mounting Clamp Systems         heat sink assembly systems for proper
                               installation, compression and cooling of high-power compression pack silicon-controlled rectifiers. These products are used in industrial welding, transportation and motor control systems.

Accessory Products             The Company's accessories include high-
                               performance thermal compounds, adhesives, interface materials, and other accessories.

 Customers

  The Company's principal customers of thermal management products are leading original equipment manufacturers ("OEM's") of electronic equipment. The Company's thermal management customers include: Compaq Computer Corporation, Hewlett-Packard Company, Apple Computer, Gateway 2000, Dell Computer Corporation, Rockwell Automation, General Electric, Harman, Chrysler Corporation, Applied Materials and Martin Marietta. The thermal management business has over 3,000 customers. No single customer accounted for greater than 10% of the Company's thermal management revenues during its fiscal year 1996 or 1997.

  In addition, the Company establishes technical relationships with certain key microprocessor and computer manufacturers, such as Intel and AMD, to focus on new product designs and development of new product concepts in advance of rapidly changing computer market requirements. Although these manufacturers may not purchase substantial amounts of thermal management products, Wakefield may appear on their recommended vendor list for the new products developed. The recommendation is not exclusive.

  The Company's thermal management products must meet its OEM customer's exacting specifications. Some of the Company's thermal management OEM customers require the Company to qualify as an approved supplier. In order to so qualify, the Company must satisfy stringent quality control standards and undergo extensive in-plant inspections of its manufacturing processes, equipment and quality control systems. In addition, certain of the Company's automotive customers are requiring that the Company's thermal management business become QS9000 registered (the quality specification required by the automotive industry) by the end of calendar 1998, which the Company plans to achieve. Failure to attain such certification could have an adverse effect on planned automotive business in the future in its facility servicing these customers. Revenues from such customers have been immaterial through fiscal 1997.

 Sales, Marketing, and Distribution

  The Company designs, manufactures and sells both standard and customized thermal management products. The Company seeks to become a strategic supplier to its customers and to differentiate itself from its competitors by offering a higher level of service and technical sales support to its customers. The Company has a team of applications engineers and technicians who are dedicated to providing ongoing technical support. These engineers and technicians provide solutions to customers for their thermal management problems, answer customers' questions on the use and application of the Company's products, provide field support to customers and work with certain key microprocessor and computer manufacturers to develop new thermal management solutions. The Company believes the technical services provided by its engineers and technicians are an important factor in its thermal management sales and product development efforts.

  The Company sells thermal management products through in-house sales personnel and a network of independent manufacturers' representatives and distributors. In North America, thermal management products are marketed through a five-person direct sales force, 21 manufacturers' representatives and 25 distributors. In international markets, the Company uses 17 manufacturers' representatives and 20 international distributors.

  In general, the Company's thermal management manufacturers' representatives and distributors have entered into agreements that allow for termination by either party upon 30 to 90 days notice. Generally, distributors are permitted to return a small portion of products purchased by them during the term of the agreements and to return all products (other than obsolete products) purchased by them upon termination of the agreement by the Company. Historically, the amount of returns has been insignificant to the Company's business. The Company's distributors are generally not precluded from marketing competitive products.

  The Company has entered into a joint marketing relationship with Flomerics, the developer of FLOtherm, a software program used by engineers to design new thermal management products, to make joint presentations at trade shows, to present jointly sponsored technical seminars and for Flomerics to feature products developed by the Company in its demonstrations.

 Research and Product Development

  The Company's product development strategy primarily focuses on engineering modifications of existing products to provide customers with higher performance and lower cost products. In addition, the Company focuses some of its research and development efforts on the development of entirely new products or materials. During fiscal 1995, 1996 and 1997, the Company spent $1,109,000, $1,448,000, and $1,506,000 respectively, on product research and development with respect to its thermal management products. The Company believes that its technical capabilities, in conjunction with collaborative efforts with customers, will allow it to continue to introduce solutions to new thermal management problems responsively. The Company is currently developing standard and custom heat sink assemblies for next generation microprocessors along with reviewing methods of using alternative materials to achieve cost reduction and improved performance.

 Competition

  The thermal management market is highly competitive. There are many companies which compete directly with the Company in the thermal management business and offer products and services similar to those offered by the Company. In the domestic thermal management market, the Company's three principal competitors are Aavid Thermal Technologies, Inc., International Electronics Research Corp., a division of Dynamics Corporation of America, and Thermalloy, a division of Bowthorpe, plc. Two of the Company's thermal management competitors are divisions of larger corporations and, as such, have greater financial, marketing, and technical resources than the Company. Additional competition comes from numerous small machine shops, aluminum extruders, and other new thermal management companies which typically focus on a single product and do not offer complete lines of thermal management products.

 Backlog

  The thermal management business backlog was approximately $13.8 and $17.4 million on October 27, 1996 and October 26, 1997, respectively. Backlog typically consists of purchase orders scheduled for shipment within 60 days following the order date. The Company's backlog at any time is not indicative of future revenue.

 Proprietary Rights

  The Company applies for patents with respect to its most significant patentable developments. It owns 14 patents related to its thermal management products which expire from 2010 to 2015, and it has five patents pending. Management believes that its competitive position is not dependent on patents and that patent expirations will not materially adversely affect the Company's competitive position.

 Raw Materials

  The principal raw material used in thermal management products is aluminum. Raw materials represent a significant portion of the cost of the Company's thermal management products. Prices for raw materials are based upon market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Although thermal management products are generally shipped within 60 days following the order date, increases in raw materials prices cannot always be reflected in product sales prices. All raw materials are readily available from multiple suppliers at competitive prices. In addition, Wakefield Extrusion supplies a portion of the Company's needs for extruded aluminum, the primary raw material used to manufacture heat sinks. The Company does not believe its risk in respect to raw material price volatility is significant since the raw materials for an order are usually purchased within a short period of time after the order is accepted.

 Consolidation of Thermal Management Operations

  During fiscal 1997, the Company began the consolidation of the thermal management business. The Wakefield, Massachusetts facility will be closed and consolidated into the Fall River, Massachusetts and Temecula, California facilities. During the second quarter of fiscal 1998, the Company intends to lease office space in the Wakefield area for the thermal management sales, engineering and administrative staff and to sublease the Wakefield manufacturing facility. In the event the manufacturing facility is not subleased, the thermal management sales, engineering and administrative staff will continue to office in the manufacturing facility. The (i) difference between the rent payable and expected sublease rentals on the Wakefield facility and (ii) the estimated costs that the Company expects to incur to sublease this facility were included in the restructuring expense recorded in fiscal 1997. There can be no assurance that this facility will be subleased. Assuming the Wakefield facility is subleased, the consolidation of the thermal management operations is expected to reduce operating costs by approximately $1.6 million annually beginning in fiscal 1998. See "Item 2. Description of Business."

CONNECTOR PRODUCTS SEGMENT

 Products

  The Company designs, manufactures and sells high-reliability sub-miniature, micro-miniature and ultra-miniature connectors, including connectors sold as value added cable and/or wire harness assemblies, used in aerospace, military and high-performance commercial applications. The Company's connector products are produced in small volumes and are highly customized to meet specific requirements.

  The Company's principal connector products include:

Rectangular Connectors         Sub-Miniature, Micro-Miniature and Ultra-
                               Miniature low frequency signal connectors which are configured in one to four rows with up to 400 contacts and designed for high reliability aerospace, military and commercial applications.

Coaxial Connectors             Sub-Miniature, Micro-Miniature, Ultra-
                               Miniature, and industry standard low to high frequency signal connectors which are configured to work with 50, 70 and 93 ohm coaxial, twin-axial and tri-axial cable, including a new product line of radio frequency connectors, Mu-Con. Coaxial connectors are predominantly used in communication and test/measurement instrumentation applications.

Circular Connectors            The Company produces custom circular low
                               frequency signal connectors, including some custom hermetic connectors.

Cable and Wire                 The Company manufactures and sells proprietary
                               and non proprietary wire and cable products which are generally sold as a value added part of connector assemblies, including custom application specific cable and miniature low noise coaxial cable.

 Customers

  The Company's principal customers of connector products are OEM's in a diverse group of industries including: aerospace, communications, defense, factory automation, industrial controls, medical electronics, scientific/process instrumentation and test/measurement. The Company's connector business has over 400 customers including: Lockheed Martin, Raytheon Company, March Electronics, Boeing North America, Space Systems/Loral and PCB Piezotronics. No single customer accounted for greater than 10% of the Company's connector products revenue during the 1996 or 1997 fiscal year.

  The Company's connector products must meet OEM customers' exacting specifications. In addition, many of the customers also require the Company to qualify as an approved supplier. In order to so qualify, the connector products segment must satisfy stringent quality control standards and undergo extensive in-plant inspections of its manufacturing processes, equipment and quality control systems.

 Sales, Marketing, and Distribution

  The Company designs, manufactures and sells both standard and customized connector products. The Company seeks to become a value-added supplier to its customers and to differentiate itself from its competitors by offering a higher level of service and technical sales support to its customers. The connector products segment has a dedicated team of applications engineers and technicians providing ongoing technical support. These engineers and technicians assist customers with their connector designs and problems, and answer customers' questions on the use and application of the Company's connector products. The Company believes the technical services provided by its engineers and technicians are an important factor in its connector products sales and product development efforts.

  The Company sells connector products through its in-house sales personnel and through its network of independent manufacturers' representatives and distributors. In North America, the connector products segment's five-person sales force supports fifteen manufacturer's representatives and three distributors. In international markets, the connector products segment uses five manufacturers' representatives to market its products in addition to in-house sales personnel in its operations in England and France. These operations market and assemble connector products for the European market.

  In general, the Company's agreements with its connector products' manufacturers' representatives and distributors allow either party to cancel the agreement upon 30 to 90 days notice. Generally, the agreements allow distributors to exchange a small portion of products purchased by them as part of a stock rotation program and to return all products (other than obsolete products) purchased by them upon termination of the agreement by the Company within the first two years of its effective date. The agreements with the Company's connector product distributors generally precluded them from marketing competitive products.

 Research and Product Development

  The Company's connector product development strategy primarily focuses on existing product engineering modifications in response to customer needs. The Company believes that its technical capabilities, in conjunction with collaborative efforts with customers, will allow it to continue to design products responsively to meet its customers needs.

  The Company intends to continue developing new connector products by modifying and extending its current products and developing new product lines. During 1997, the connector products segment completed the design, development, prototyping and preproduction of a new line of products for use in communications equipment, test/measurement equipment, digital signal processing systems and medical equipment. This new product line, known as Mu-Con, consists of a wide variety of radio frequency coaxial connectors. In order to offer lower prices, the Company developed relationships with five manufacturers in Taiwan who can build products to the required design specifications much more cost effectively than domestic sources. Marketing of the Mu-Con product line began in the fourth quarter of fiscal 1997. To date, sales of this product line have not been significant.

 Competition

  The connector industry is highly fragmented with competition drawn along very specific product lines. The Company's principal competition in its connector operations, comes from smaller, niche-oriented companies which, like the Company, focus on low volume customized products. Occasionally, the Company competes with smaller divisions of larger firms. The Connector division's direct competitors include ITT's Cannon division, Glenaire, Labinal's Cinch division, Amphenol and Microtech.

 Backlog

  The Company's connector products backlog was approximately $3.6 million and $4.4 million on October 27, 1996 and October 26, 1997. Backlog typically consists of purchase orders scheduled for shipment within 90 days. The Company's backlog at any time is not indicative of future revenue. The Company has entered into supply agreements with several customers for its connector products, including Lockheed Martin, Raytheon and Boeing North America (previously known as Rockwell Aerospace). The agreements generally provide that, for a term of eighteen months to two years such customer will purchase all its requirements, if any, for a particular product from the Company for a fixed price.

 Proprietary Rights

  The Company applies for patents with respect to its most significant patentable developments. The Company owns 8 patents related to its connector products. Management believes that its competitive position is not dependent on patents and that patent expirations will not materially adversely affect the Company's competitive position.

 Raw Materials

  The principal raw materials used in connector products are aluminum, copper, stainless steel and steel alloy. The Company also uses gold, plating chemicals, plastics, bar metal and wire in its production of connector products. These raw materials are subject to market price fluctuation. However, no single raw material is considered to be a major cost component of the Company's connector products. All raw materials are readily available from multiple suppliers at competitive prices.

ENVIRONMENTAL REGULATIONS

  Several aspects of the Company's operations utilize hazardous materials, the removal of which is subject to regulation. The Company contracts with licensed third party waste haulers to remove such hazardous materials. While the Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations and has all environmental permits necessary to conduct its business, more stringent environmental regulations may be enacted in the future, and there can be no assurance that the Company will not incur significant costs in the future in complying with such regulations. Local environmental agencies monitor the Company's operations for ongoing compliance with environmental requirements, and the Company is required to correct any violations revealed by such monitoring. Although the Company is periodically subject to notices of violations with respect to environmental requirements, it is not aware of any violations or events that would require the Company to incur material cost, nor has the cost of complying with environmental laws represented a material cost to the Company.

EMPLOYEES

  On October 26, 1997, the Company had 814 employees (796 of whom were full time). Its thermal management segment had 552 employees (536 of whom were full time), all in domestic operations, and its connector products segment had 227 employees in domestic operations (226 of whom were full time) and 27 employees resident outside the United States (25 full time). In addition, the Company had 8 corporate employees (all full time). Employees are not represented by a labor union. Management believes that employee relations are excellent.

Product names mentioned herein are for identification purposes only and may be trademarks or registered trademarks of their respective companies.

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company has leases for manufacturing facilities at the following locations:

                               APPROXIMATE        PRINCIPAL         EXPIRATION
LOCATION                       SQUARE FEET      FACILITY USE           DATE
--------                       -----------      ------------       -------------
South Pasadena, California....   74,470           connector            May, 2004
                                                  products
Temecula, California..........   44,200      thermal management    November 2004
                                                  products
Fullerton, California.........   15,000    aluminum extrusions for   August 1998
                                             thermal management
                                                  products
Wakefield, Massachusetts......   56,500      thermal management    November 2003
                                                  products
Fall River, Massachusetts.....   60,000      thermal management       April 2000
                                                  products
Colmar, Pennsylvania..........   37,000          electronic           March 2000
                                                   systems
Paramount, California.........   36,700      thermal management     October 1999
                                                  products
Paramount, California.........   25,000      thermal management     October 1999
                                                  products

  Management feels that these facilities are in good condition suitable for the purposes for which they are used. The Company plans to lease an additional 20,000 square feet at its Fall River facility and to sublease its Wakefield facility. See "Consolidation of Thermal Management Operations" in Item 1. Description of Business--Thermal Management Segment. The Company has office space for its corporate staff in Houston, Texas, Beverly Hills, California and New York, New York.

ITEM 3. LEGAL PROCEEDINGS.

  During 1997, Aerospace Aluminum Heat Treating, Inc. ("AAHT") instituted an action in the United States District Court for the Central District of California against Soco-Lynch Corporation and the Company's Lockhart subsidiary. AAHT operates a facility neighboring Lockhart's facility in Paramount, California. The complaint alleges that Lockhart released certain hazardous chemicals into the ground, and that some of these chemicals have contaminated the ground and/or groundwater below the AAHT facility and an adjoining property. The complaint also alleges that Soco-Lynch is a supplier of industrial chemicals, and that Soco-Lynch spilled certain chemicals at the AAHT facility. Preliminary investigation indicates that the underground water flows in a direction that would not support AAHT's claims. In addition, because of the depth of the groundwater, even if AAHT's claim were supportable, the Company believes that any release by Lockhart would predate the Company's ownership of Lockhart. The former owner of Lockhart agreed to indemnify the Company against such claims, and has been put on notice of AAHT's complaint. The case is in its initial stages and the Company cannot evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any. Lockhart intends to vigorously defend this action.

  There are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted during the fourth quarter of fiscal 1997 to a vote of the holders of the Company's common stock, through the solicitation of proxies or otherwise.

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

  The following table sets forth the high and low sales prices of the Company's common stock as reported on the NASDAQ National Market System for each full quarterly period within the Company's two most recent fiscal years:

      1996                                                        HIGH    LOW
      ----                                                        ----    ---
      First Quarter.............................................. 11 3/8   6 7/8
      Second Quarter.............................................  8 5/8   6 1/4
      Third Quarter..............................................  8 5/8    5
      Fourth Quarter.............................................  5 3/4   4 1/4
      1997                                                        HIGH    LOW
      ----                                                        ----    ---
      First Quarter..............................................   5      3 5/8
      Second Quarter.............................................   4      2 5/8
      Third Quarter..............................................  3 7/8   2 9/16
      Fourth Quarter.............................................  5 5/8   3 1/2

HOLDERS OF RECORD

  On December 31, 1997, there were approximately 213 holders of record and approximately 2000 beneficial owners of the Company's common stock.

DIVIDENDS

  The Company has paid no cash dividends on its common stock during fiscal years 1996 and 1997. The Board of Directors of the Company does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  The Company entered its current business in October 1993 by acquiring a thermal management business and has subsequently acquired several operations in the thermal management and connector business. See "Acquisitions" in Item
1. Description of Business--General. The results of such acquired businesses are reflected on the following table from the date of acquisition. In September 1994, the Company sold its software business; and in June 1997, the Company sold its hermetic connector business. The Results of Operations in the following table does not include any information with respect to such businesses sold.

                                              FOR THE YEARS ENDED
                          -----------------------------------------------------------
                          OCTOBER 31, OCTOBER 31, OCTOBER 29, OCTOBER 27, OCTOBER 26,
                             1993        1994        1995        1996        1997
                          ----------- ----------- ----------- ----------- -----------
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS(1)
Sales...................   $     258   $  29,167   $  61,451   $  67,070   $  75,665
Cost of sales...........         190      19,901      44,461      52,651      61,726
Gross profit............          68       9,266      16,790      14,419      13,939
Income (loss) before
 discontinued
 operations(2)..........         228       2,812       3,692        (617)     (4,016)
Per common and common
 equivalent share income
 (loss) from continuing
 operations.............   $    0.04   $    0.44      $ 0.56   $   (0.10)  $   (0.60)
Shares used.............   6,017,543   6,343,604   6,605,147   6,277,585   6,682,106
BALANCE SHEET DATA(1)
Working capital.........   $   8,932   $  15,947   $  15,938   $   6,744   $  10,331
Total assets............      16,079      31,478      42,101      46,847      41,378
Total debt..............          --       3,902       9,943      13,909       9,557
Stockholders' equity....      10,951      16,544      18,763      22,117      18,801

--------
(1) See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-3 through F-16.
(2) See "Note 2. Acquisitions" and "Note 3. Discontinued Operation" in Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

  In conjunction with the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K may contain forward-looking statements pertaining to future anticipated projected plans, performance and developments, as well as other statements relating to future operations. All such forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Further information on potential factors which could affect the Company, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks is detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION--CONTINUED

  The Company entered the thermal management business in October 1993 by acquiring Wakefield and entered the connector products business in June 1994 by purchasing the Interconnect Systems Division of Microdot Inc. The following table sets forth the significant acquisitions and dispositions made by the Company during the last three fiscal years:

    DATE
  ACQUIRED               BUSINESS                     PREDECESSOR'S NAME
  --------               --------                     ------------------
 June 1995   Aluminum extrusion operations in   Specialty Extrusions Ltd
             Fullerton, California (Wakefield
             Extrusion)
 August 1996 Thermal management operations in   Lockhart Industries, Inc.
             Paramount, California (Lockhart)
 DATE SOLD               BUSINESS                         TRADE NAME
 ---------               --------                         ----------
 June 1997   Hermetic connector operation in    Connector Industries of America
             Cincinnati, Ohio (CIA)

  The results of operations of the businesses acquired are included in the Company's consolidated results of operations only since their respective acquisition dates. In June 1997, the Company sold its hermetic connector business which was located in Cincinnati, Ohio. The consolidated financial statements appearing in this Form 10-K of the Company for the fiscal year ended October 26, 1997 report separately the gain on the sale and the results of operations of such discontinued operation. Such operation is not included in the following discussion and prior year numbers have been restated to exclude the effects of discontinued operations.

RESULTS OF OPERATIONS

 Fiscal Year 1997 versus Fiscal Year 1996 Comparison

  Net Income/Loss. The Company reported a net loss for the 1997 fiscal year of $3,352,000 which included charges for restructuring and other non recurring costs of $2,494,000, a charge for additional inventory reserves of $588,000, and a gain of $610,000 from the sale of its hermetic connector business. This compares to net loss of $299,000 for the 1996 fiscal year which included $406,000 of other charges.

  The $2,494,000 in restructuring and other charges reported in fiscal 1997 included (i) $2,028,000 related to the closing of the Company's manufacturing facility in Wakefield, Massachusetts and the consolidation of the thermal management operations into the Fall River, Massachusetts and Temecula, California facilities, and (ii) $466,000 related to downsizing and management changes throughout the Company. The additional inventory reserves were recognized to fully reserve the costs of certain custom thermal management products that were built in anticipation of orders that have not been received. The $406,000 of other charges recorded in fiscal 1996 related to the settlement of a cancelled purchase commitment, costs related to an acquisition effort that was terminated and severance payments.

  The net loss from thermal management operations for fiscal 1997, before the allocation of Alpha corporate expenses ("corporate allocation"), was $1,786,000, inclusive of $2,028,000 related to the closing of the Wakefield facility and $172,000 related to downsizing of the thermal management operations. Exclusive of these charges, the thermal management business would have reported net income of $414,000, before corporate allocation. In fiscal 1996, the thermal management segment reported net income, before corporate allocation, of $276,000 including a charge for severance payments of $140,000. The results of operations, excluding the aforementioned charges, decrease primarily due to a reduction in the gross profit margin, which is discussed below.

  The net loss from the connector products segment for fiscal 1997, before corporate allocation, was $1,133,000 including $166,000 related to management changes and downsizing. For fiscal 1996, net income from the connector products segment, before corporate allocation, was $390,000. The decrease in the results of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION--CONTINUED operations in fiscal 1997 compared to fiscal 1996 was primarily due to reduced revenues and gross profit, which is discussed below.

  Sales. The Company's sales for fiscal 1997 increased $8,595,000, or 12.8%, to $75,665,000 from $67,070,000 for fiscal 1996. Thermal management sales increased 19.0% to $58,294,000 for fiscal 1997 from $48,980,000 for fiscal 1996. The increase in thermal management sales was due to internal growth of 4.5% and the inclusion of $8,317,000 in sales by Lockhart, which was acquired in August 1996. In fiscal 1996, the Company recorded revenues from Lockhart of $1,133,000 for the 2 month period it owned this business. Internal thermal management sales increased primarily due to higher sales of Penguin Cooler Heat Sinks ("PGC"), which dissipate heat generated by microprocessors used in personal computers. Sales of PGC increased approximately 15.3% in fiscal 1997 compared to fiscal 1996. The Company continues to invest in this product line and believes that the demand for PGC products will continue to increase.

  Connector sales were $11,880,000 during the 1997 fiscal year compared to $13,087,000 during the prior fiscal year, a 9.2% decrease. This decrease was primarily caused by low backlog at the beginning of the year causing throughput and manufacturing scheduling problems at the South Pasadena facility. During the year, the backlog at this facility has increased from $2.5 million to $3.9 million and management has focused on improving productivity. The increased backlog has enabled this facility to better plan monthly production and increase monthly shipments during the year. The backlog has increased due to the replacement of sales representative firms not meeting their sales commitment, instituting detailed three-day training sessions for all sales representatives and hiring three distributors.

  Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for fiscal 1997 was 18.4% compared to 21.5% for 1996 fiscal year. The thermal management segment's gross profit percentage was 18.8% and 20.6% for fiscal 1997 and 1996, respectively. Excluding the aforementioned additional inventory reserves recorded in fiscal 1997, the company's thermal management gross profit percentage was 19.8% for fiscal 1997. Thermal management gross profit percentage was further adversely impacted by higher sales of PGC products, which carry a lower gross profit margin than the average of other thermal management products, increased aluminum costs and competitive pricing pressures.

  The connector products segment's gross profit percentage decreased to 17.1% for fiscal 1997 from 28.2% for fiscal 1996. This decrease is attributable to the aforementioned manufacturing inefficiencies and decreased sales volume.

  Research and Development Expense. Research and development expense includes the cost of enhancing existing products and, to a lesser extent, the cost of developing new products. Research and development expenses, wholly attributable to the thermal management segment, were $1,506,000 and $1,448,000 for fiscal 1997 and 1996, respectively. Excluding Lockhart, research and development expenses for the 1997 and 1996 fiscal years were $1,107,000 and $1,423,000, respectively. The decrease of $316,000 in research and development expenses was primarily due to a decrease in engineering staff as well as a decrease in licensing fees for engineering software. For fiscal 1997, the Company received a one-year waiver of licensing fees for a software application used in engineering.

  Selling, General and Administrative Expense. Selling, general and administrative expenses for the year ended October 26, 1997 were $12,931,000, or 17.1% of sales, compared to $12,344,000, or 18.4% of sales, for the year ended October 27, 1996. SG&A expenses as a percentage of sales decreased due to the inclusion of Lockhart which has a lower SG&A percentage of sales than the overall Company's percentage.

  Restructuring and Other Expenses. During fiscal 1997, the Company incurred restructuring charges of $2,494,000, which consisted of $2,028,000 related to the consolidation of the thermal management operations and $466,000 related to management changes and downsizing. The consolidation of the thermal management

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION--CONTINUED operations and related steps are expected to reduce operating costs by approximately $1.6 million annually beginning in fiscal 1998. See
"Consolidation of Thermal Management Operations" in Item 1. Description of Business--Thermal Management Segment.

  Interest and Other Income (Net). Interest income, which was $125,000 in fiscal 1997 and $213,000 in fiscal 1996, was earned on cash held at the parent level. The decrease in interest income was primarily attributable to a decrease in the average cash balance invested. Interest expense was $1,173,000 and $1,073,000 for fiscal 1997 and fiscal 1996, respectively. This increase was due to a higher average borrowing base and an increase in the interest rate paid on outstanding debt.

  Discontinued Operation. On June 20, 1997, the Company sold substantially all of the assets and business of its hermetic connector business in Cincinnati, Ohio, which operated under the trade name Connector Industries of America ("CIA").

  The sales price was $2,100,000 plus the assumption by the purchaser of certain payables and liabilities of the CIA business aggregating approximately $120,000. The agreement provides for a potential additional payment to the Company of up to $400,000 based on orders booked by the buyer during the 1998 calendar year by customers of the CIA business. The company recognized a gain, excluding the potential additional payment, on the sale of $610,000 during fiscal 1997.

 Fiscal Year 1996 versus Fiscal Year 1995 Comparison

  Net Income/Loss. The Company reported a net loss for the 1996 fiscal year of $299,000, which included $406,000 of other charges related to the settlement of a cancelled purchase commitment, costs related to an acquisition effort that was terminated and severance payments. The net income reported for the 1995 fiscal year was $3,748,000. The net income from thermal management operations for fiscal 1996, before corporate allocation was $276,000, including a charge for severance payments of $140,000, compared to net income of $2,107,000 for fiscal 1995. The net income from the connector products operations for fiscal 1996, before corporate allocation was $390,000, compared to net income of $1,306,000 for fiscal 1995. The decreases in net income were primarily attributable to a decrease in gross profit, an increase in research and development costs and other operating expenses as discussed below.

  Sales. The Company's total sales increased 9.1% in fiscal 1996 compared to fiscal 1995. Thermal management sales increased to $48,980,000, or 11.6%, in fiscal 1996 from $43,865,000 in fiscal 1995. The 11.6% increase in thermal management sales in fiscal 1996 was primarily attributable to the inclusion of sales by Wakefield Extrusion and Lockhart, along with higher sales of PGC, which serve the microprocessor and personal computer markets. Wakefield Extrusion (formerly Specialty Extrusion Corp.) was acquired in June 1995 and Lockhart in August 1996. Sales of PGC increased 35.5% in fiscal 1996 compared to fiscal 1995 although the increase was not as great as anticipated due to elevated inventory levels throughout the personal computer industry. The increase in thermal management revenues was partially offset by lower sales of active cooling components. Without the addition of sales from Specialty and Lockhart, thermal management sales increased 3.8% in fiscal 1996 compared to fiscal 1995.

  Connector sales were $13,087,000 in fiscal 1996 compared to $12,291,000 during fiscal 1995. The increase in fiscal 1996 compared to 1995 was primarily due to the addition of the Company's international subsidiaries in France and England which were established in June and July 1995. Sales by the connector products segment's foreign subsidiaries accounted for 17.2% of total connector sales in fiscal 1996 versus 1.8% in 1995. Excluding revenues generated in 1995 from a large contract that was completed in the 1995 fourth quarter, the revenue increases in fiscal 1996 compared to fiscal 1995 would have been greater.

  Gross Profit. The Company's gross profit percentage for fiscal 1996 was 21.5% versus 27.3% in 1995. The thermal management segment's gross profit percentage was 20.6% and 24.9% for fiscal 1996 and 1995,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION--CONTINUED respectively. The decrease for the thermal management business in 1996 compared to fiscal 1995 was the result of the following factors: inclusion of Wakefield Extrusion sales which have lower gross margins than the Company's other products, a change in the product mix sold, higher manufacturing costs (indirect labor and depreciation on equipment purchased) incurred to add capacity in anticipation of a substantial increase in demand for PGC products, which did not fully materialize, and a $170,000 inventory write-down related to products specifically built for two customers. Wakefield Extrusion sales, other than to affiliates, are highly competitive commodity products sold to the construction industry. These sales represented 6.3% of consolidated revenue for fiscal 1996 with margins approximately 5.7% lower than the overall Company average. Although the margins from these products are expected to continue at this level, the effect on the consolidated results will be lessened as the Company anticipates the sales from its other products will increase at a higher rate than sales by Wakefield Extrusion to non affiliated customers. Wakefield Extrusion is profitable at this margin level because its business does not require substantial selling, general and administrative expenditures. The gross profit percentage obtained from PGC products, which sales of increased 35.5% in fiscal 1996 compared to fiscal 1995, was lower than the gross profit obtained from other thermal management products.

  The connector products segment's gross profit percentage was 28.2% and 39.9% for fiscal 1996 and 1995, respectively. This decrease is primarily attributable to certain manufacturing inefficiencies, which the Company has taken steps to correct, and a change in the product mix sold. Through the fourth quarter of fiscal 1995, the Company had a large contract to sell circular connectors. The gross profit percentage obtained from these connectors was higher than the overall connector products gross profit percentage.

  Research and Development Expense. Research and development expense, wholly attributable to the thermal management segment, includes the cost of enhancing existing products and, to a lesser extent, the cost of developing new products. Research and development expenses were $1,448,000 in fiscal 1996 compared to $1,109,000 in fiscal 1995. The increase was due primarily to an increase in engineering staff as well as increased licensing costs for engineering software.

  Selling, General and Administrative Expense. During fiscal 1996, selling, general and administrative expenses were $12,344,000, or 18.4% of sales, compared to $11,557,000, or 18.8% of sales during fiscal 1995. The decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to increased sales without a proportionate increase in selling, general and administrative expenses.

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

  Interest and Other Income (Expense), net. Interest income, which was $213,000 for fiscal 1996 and $263,000 for fiscal 1995 was earned on cash held at the parent level. Interest expense was $1,073,000 and $775,000 for fiscal 1996 and 1995, respectively. The increase in interest expense in fiscal 1996 compared to fiscal 1995 was due to an increase in the average outstanding loan balance during fiscal 1996.

  Minority Interest. The Company purchased 80% of the outstanding stock of Uni-Star in June 1994. In September 1996, the Company purchased the remaining 20% interest in exchange for 265,000 shares of its

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION--CONTINUED common stock. Prior to the September 1996 transaction, the minority interest related to the Uni-Star business was included in income before provision for income taxes on the consolidated statement of operations and as a separate item on the consolidated balance sheet and statement of cash flows.

 Income Taxes

  On October 26, 1997, the Company had, for tax purposes, remaining NOL Carryforwards of approximately $16,475,000 available to offset future taxable income, approximately $355,000 of unused investment and research and development tax credits available to offset future Federal income taxes, and approximately $230,000 of alternative minimum tax credits. The NOL Carryforwards will expire from 2000 to 2012, the investment tax credit and research and development tax credit carryforwards will expire from 1998 to 2005, and the alternative minimum tax credit has no expiration. All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In addition, Section 382 of the Internal Revenue Code significantly limits the amount of NOL Carryforwards usable by a corporation following a more than 50% change in ownership of the corporation during a three-year period. It is possible that subsequent transactions involving the Company's capital stock could result in such a limitation. See "Note 11. Income Taxes" in Notes to Consolidated Financial Statements.

 Year 2000

  The connector products segment's management is in the process of reviewing manufacturing and accounting software packages for internal management and information requirements. This review includes the packages' ability to function beyond the Year 2000. In addition, the Company is using its existing staff to comprehensively consider existing systems and equipment that need to be changed as a result of the Year 2000 or "Millenium Bug". The Company's staff has determined that some personal computer software will require upgrading. Based on current estimates, the costs related to these upgrades are immaterial. The Company is in contact with its vendors and customers and no major problem has been discovered to date.

LIQUIDITY AND CAPITAL RESOURCES

  On October 26, 1997, the Company had cash of approximately $1,707,000 compared to $3,935,000 on October 27, 1996. Existing cash, cash provided from operating activities, and proceeds from the sale of CIA were used for purchases of capital equipment and to reduce debt.

  During fiscal 1997, $1,296,000 was provided from operating activities and $2,100,000 from the sale of the Company's connector business in Cincinnati, Ohio. Funds from operating activities were primarily from (i) a decrease in inventories and accounts receivable and (ii) an increase in accounts payable, accrued compensation and other liabilities. Capital equipment purchases of $1,420,000 were made to improve manufacturing abilities and to replace existing machinery which had reached its end of life.

  Effective December 31, 1997, Wakefield, Wakefield Extrusion, Lockhart and Malco (hereinafter referred to as "Borrowers") became parties to a loan agreement, as amended (the "Agreement") with a commercial bank which provides for revolving loans of up to $9,000,000, with the ability to automatically increase upon request to $12,000,000, and an equipment acquisition facility of $3.2 million. The advances on the revolving loans are based on the eligible accounts receivable and inventories of Borrowers. The advances on the equipment acquisition facility may be used only for the purpose of funding capital equipment purchases by the Borrowers. In addition, there are two term loans existing under the Agreement in the original amounts of $2,250,000 and $1,900,000.

  On October 26, 1997, $5,198,000 was drawn on the revolving credit facility with interest accruing at the relevant adjusted LIBOR rate plus 2.5% (7.97% per annum on October 26, 1997). There is an unused line fee

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION--CONTINUED equal to .5% per annum on the difference between $9,000,000 (or $12,000,000 when increased) and the average daily outstanding principal balance of Revolving Loans during each of the Company's fiscal quarters payable quarterly in arrears on the first day of each fiscal quarter. The $2,250,000 term note accrues interest at 8.75% per annum and is payable in fifty-nine (59) equal monthly installments of $37,500 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 11, 2001, together, in each instance, with interest thereon to the date of payment. On October 26, 1997, $1,837,500 was outstanding on the $2,250,000 term loan. The $1,900,000 term loan accrues interest at 8.85%, and is payable in eighty-three (83) equal monthly installments of $22,619 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 29, 2003, together, in each instance, with interest thereon to the date of payment. On October 26, 1997, $1,651,191 was outstanding on the $1,900,000 term note. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of Borrowers which in aggregate total $31,488,000. Borrowers' credit facilities will expire on December 31, 1999.

  The Company has entered into interest swap agreements as a means of managing its interest rate exposure. The agreements effectively fixed the interest rate on floating rate debt at a rate of 8.75% for a notional principal amount of $2,250,000 through November 1, 2001, and at a rate of 8.85% for a notional principal amount of $1,900,000 through October 29, 2003. On October 26, 1997, the carrying value of the related debt approximated the fair value of the debt including the swap agreements. Net amounts paid or received are reflected in interest expense.

  Working capital on October 26, 1997 was $10,331,000 compared to $6,744,000 on October 27, 1996. The increase in working capital is attributable to the reclassification of the Company's revolving credit facility partially offset by 1) a decrease in current assets due to the use of cash to decrease debt and
2) the sale of the net assets of the discontinued operation. The decrease in debt was offset by an increase in other current liabilities primarily due to the liability recorded for the consolidation of the thermal management operations. The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities is sufficient to fund its operations, including the thermal management consolidation, in the near-term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Financial statements and supplementary data required pursuant to this Item are presented on pages F-3 through F-16 and pages S-1 through S-5 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  During the twenty-four month period preceding October 26, 1997, the Company has neither changed accountants nor had disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 23, 1998, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 23, 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 23, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 23, 1998, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBIT
    NO.
  -------
   3.1     --Certificate of Incorporation of the Company, as amended.(1)(2)(3)
   3.2     --By-laws of the Company.(4)
  10.1     --Registrant's 1984 Incentive Stock Option Plan, together with amendments thereto.(2)
  10.2     --Registrant's 1985 Stock Option Plan, together with amendments thereto.(2)(5)(6)(7)(8)
  10.3     --Registrant's 401-K Savings/Stock Purchase Plan.(9)
  10.4     --Lease Agreement, dated October 7, 1987, between PIC Realty
            Corporation and Registrant.(10)
  10.5     --Lease dated as of October 29, 1993 by and between The Equitable
            Life Assurance Society of the United States and Wakefield
            Engineering, Inc.(11)
  10.6     --Standard Industrial/Commercial Single-Tenant Lease dated as of
            June 1, 1994 by and between Pasadena Industrial Associates and Uni-
            Star Industries, Inc.(11)
  10.7     --Lease dated as of November 29, 1994 by and between The Goldsmith
            Properties Company and Uni-Star Industries, Inc.(11)
  10.8     --Lease Agreement dated as of January 1995 by and between Robert L.
            Byers and Joyce F. Byers and Uni-Star Industries, Inc.(11)
  10.9     --Registrant's 1994 Stock Option Plan as amended and restated.(3)
  10.10    --Loan and Security Agreement dated as of June 22, 1994 entered into by and between Shawmut Bank, N.A. and Wakefield Engineering, Inc.
            together with amendments thereto. (The exhibits and schedules to the Loan and Security Agreement/Amendment are listed on the last page of such documents. Such exhibits and schedules have not been filed by the Issuer, who hereby undertakes to file such exhibits upon request of the Commission.)(11)(12)(13)(14)(15)(16)
  10.10(a) --Sixth Amendment to Loan and Security Agreement dated December 31,
            1997 entered into by and between Fleet National Bank of
            Massachusetts and Wakefield Engineering, Inc. (The exhibits and schedules to the Loan and Security Agreement/Amendment are listed on the last page of such documents. Such exhibits and schedules have not been filed by the Registrant, who hereby undertakes to file such exhibits upon request of the Commission.) (Filed
            Herewith)
  10.11    --Asset Purchase Agreement dated as of June 30, 1995 among Specialty
            Extrusions Ltd., Walter Hastie and William Esparza, and Specialty
            Acquisition Corp. (now known as Specialty Extrusion Corp.) and
            Wakefield Engineering, Inc.(17)
  10.12    --Lease dated September 1, 1993 between B&K Investment Corp. and
            Specialty Extrusions, Ltd., together with assignment thereof dated
            June 30, 1995 from Specialty Extrusions, Ltd., to Specialty
            Acquisition Corp. (now known as Wakefield Extrusion Corp.)(3)
  10.13    --Employment Agreement with Lawrence Butler dated September 29,
            1995.(3)

 EXHIBIT
   NO.
 -------
  10.14   --Indenture of Lease Agreement dated as of December 20, 1994 by and between Richard J. Tobin, as Trustee of JLN Realty Trust, under
           Declaration of Trust dated June 15, 1981 and filed with Bristol
           County Fall River District Registry of Deeds Land Court Records as
           Document 12977, and Wakefield Engineering, Inc.(3)
  10.15   --Industrial Space Lease dated as of September 29, 1995 by and between Rancon Income Fund I and Wakefield Engineering, Inc.(3)
  10.16   --Employment Agreement with Ernest C. Hartland, Jr. dated April 13,
           1996. (The exhibit to the Employment Agreement is listed on the last page of such Agreement. Such exhibit has not been filed by the registrant, who hereby undertakes to file such exhibit upon request of the Commission.)(14)
  10.17   --Agreement and Plan of Merger dated as of August 14, 1996 by and among Alpha Technologies Group, Inc., Lockie Acquisition Corp.,
           Lockhart Industries, Inc., Eldon H. Lockhart and Marjorie D.
           Lockhart. (The exhibits and schedules to the Agreement and Plan of
           Merger and listed on page v of the Table of Contents of such
           Agreement. Such exhibits and schedules have not been filed by the
           Issuer, who hereby undertakes to file such exhibits upon request of the Commission.)(15)
  10.18   --Agreement dated August 15, 1996 between the Company and Neal
           Castleman.(18)
  10.19   --Lease dated October 31, 1979 by and between Landcee Investment Co.
           and Lockhart Industries, Inc. together with addendum and amendments thereto.(15)
  10.20   --Lease dated August 29, 1984 by and between Garfield-Pacific
           Development Co. and Lockhart Industries, Inc., together with addendums and amendments thereto.(15)
  10.21   --Employment Agreement with Michael A. Hoffman dated November 4,
           1996.(15)
  10.22   --International Swap Dealers Association, Inc. Master Agreement dated as of October 23, 1996 between Fleet National Bank and Wakefield
           Engineering, Inc.; Lockhart Industries, Inc.; Specialty Extrusion
           Corp.(15)
  10.23   --Asset Purchase Agreement dated as of June 20, 1997 by and between
           Sealtron, Inc. and Uni-Star Industrial, Inc. (The exhibits and schedules have not been filed by the Registrant, who hereby undertakes to file such exhibits upon request of the
           Commission.)(19)
  11      --Computation of net income per share. (Filed Herewith)
  21      --Subsidiaries of Registrant. (Filed Herewith)
  23.1(a) --Consent of Arthur Andersen LLP. (Filed Herewith)
  23.1(b) --Consent of Arthur Andersen LLP. (Filed Herewith)
  27      --Financial Data Schedule. (Filed Herewith)

--------
 (1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-2979), which became effective March 7, 1986.
 (2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed September 28, 1987 (Reg. No. 33-17359).
 (3) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended October 29, 1995.
 (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1991.
 (5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed March 17, 1988 (Reg. No. 33-20706).
 (6) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 30, 1989 (Reg. No. 33-29636).

 (7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1990.
 (8) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 23, 1992 (Reg. No. 33-48663).
 (9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed January 29, 1987 (Reg. No. 33-11627).
(10) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1987.
(11) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994.
(12) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended April 30, 1995 on June 14, 1995.
(13) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended January 28, 1996 filed on March 13, 1996.
(14) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended April 28, 1996 filed on June 12, 1996.
(15) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 27, 1996 filed on January 27, 1997.
(16) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended July 27, 1997 filed on June 11, 1997.
(17) Incorporated herein by reference to the Company's Form 8-K dated June 30, 1995, filed on or about July 14, 1995.
(18) Incorporated herein by reference to the Company's Form S-3, filed on August 16, 1996 (Reg. No. 333-10311).
(19) Incorporated herein by reference to the Company's Form 8-K dated June 20, 1997, filed on or about July 3, 1997.

REPORTS ON FORM 8-K

  No report on Form 8-K was filed during the fourth quarter of the year ended October 26, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Alpha Technologies Group, Inc.

Date: January 26, 1998                           /s/ Lawrence Butler
                                          By __________________________________
                                                     Lawrence Butler
                                              President and Chief Executive
                                                         Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/ Marshall D. Butler         Chairman of the Board
____________________________________
        (Marshall D. Butler)

       /s/ Lawrence Butler           Chief Executive Officer and
____________________________________ Director (Principal
         (Lawrence Butler)           Executive Officer)

     /s/ Johnny J. Blanchard         Chief Financial Officer
____________________________________ (Principal Financial and
       (Johnny J. Blanchard)         Accounting Officer)

      /s/ Donald K. Grierson         Director
____________________________________
        (Donald K. Grierson)

       /s/ Frederic A. Heim          Director                       January 26, 1998
____________________________________
         (Frederic A. Heim)

     /s/ Michael J. Konigsberg       Director
____________________________________
      (Michael J. Konigsberg)

    /s/ Warren G. Lichtenstein       Director
____________________________________
      (Warren G. Lichtenstein)

        /s/ Kenneth W. Rind          Director
____________________________________
         (Kenneth W. Rind)

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Financial Statements:
  Report of Independent Public Accountants................................. F-2
  Consolidated Balance Sheets--October 27, 1996 and October 26, 1997....... F-3
  Consolidated Statements of Operations--For the Years Ended October 29,
   1995, October 27, 1996 and October 26, 1997............................. F-4
  Consolidated Statements of Stockholders' Equity--For the Years Ended
   October 29, 1995, October 27, 1996 and October 26, 1997................. F-5
  Consolidated Statements of Cash Flows--For the Years Ended October 29,
   1995, October 27, 1996 and October 26, 1997............................. F-6
  Notes to Consolidated Financial Statements............................... F-7
Financial Statement Schedules:
  Condensed Financial Information.......................................... S-1
  Valuation and Qualifying Accounts........................................ S-5

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.

  We have audited the accompanying consolidated balance sheets of Alpha Technologies Group, Inc., (a Delaware corporation) and subsidiaries as of October 27, 1996 and October 26, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the each of the three years in the period ended October 26, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Technologies Group, Inc. and subsidiaries as of October 27, 1996 and October 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 26, 1997 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Financial Statement Schedules listed in Part II--Item 8 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. The Financial Statement Schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Houston, Texas
December 11, 1997, except
with respect to the matters
discussed in Note 6 and Note 9,
as to which the date is January 15, 1998.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     OCTOBER 27, 1996 AND OCTOBER 26, 1997

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        OCTOBER 27, OCTOBER 26,
                        ASSETS                             1996        1997
                        ------                          ----------- -----------
CURRENT ASSETS:
  Cash.................................................  $  3,935    $  1,707
  Accounts receivable, net of reserves of $280 and $328
   (Note 6)............................................    12,060      11,766
  Inventories, net (Notes 4 and 6).....................    10,566       9,781
  Net assets of discontinued operation (Note 3)........     1,198          --
  Prepaid expenses (Note 6)............................     1,111       1,140
                                                         --------    --------
    Total current assets...............................    28,870      24,394
PROPERTY AND EQUIPMENT, at cost (Note 6):
  Manufacturing equipment, leasehold improvements,
   furniture, fixtures and other.......................    16,114      17,341
  Less--Accumulated depreciation and amortization......     3,129       5,656
                                                         --------    --------
  Property and equipment, net..........................    12,985      11,685
GOODWILL, net (Note 6).................................     2,964       2,878
OTHER ASSETS, net (Notes 6 and 11).....................     2,028       2,421
                                                         --------    --------
                                                          $46,847    $ 41,378
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable, trade..............................  $  5,456    $  6,179
  Accrued compensation and related benefits (Note 5)...     1,626       1,810
  Current portion of other liabilities (Note 5)........     3,342       4,580
  Revolving credit facilities (Note 6).................    11,023          --
  Current portion of long-term debt (Note 6)...........       679       1,494
                                                         --------    --------
    Total current liabilities..........................    22,126      14,063
                                                         --------    --------
REVOLVING CREDIT FACILITY (Note 6).....................        --       5,198
LONG-TERM DEBT (Note 6)................................     2,207       2,865
OTHER LIABILITIES (Note 5).............................       397         451
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY (Notes 7, 8, 9 and 10):
  Preferred stock, $100 par value; shares authorized
   180,000.............................................        --          --
  Common stock, $.03 par value; shares authorized
   17,000,000; issued 7,681,733 at October 27, 1996 and
   7,700,733 at October 26, 1997.......................       230         231
  Additional paid-in capital...........................    43,474      43,523
  Retained deficit.....................................   (17,758)    (21,110)
  Other................................................       (32)       (125)
  Treasury stock, at cost (1,017,981 common shares at
   October 27,1996 and 1,008,553 common shares at
   October 26,1997)....................................    (3,797)     (3,718)
                                                         --------    --------
    Total stockholders' equity.........................    22,117      18,801
                                                         --------    --------
                                                         $ 46,847    $ 41,378
                                                         ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

   FOR THE YEARS ENDED OCTOBER 29 1995, OCTOBER 27, 1996 AND OCTOBER 26, 1997

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                             OCTOBER 29,  OCTOBER 27,  OCTOBER 26,
                                                1995         1996         1997
                                             -----------  -----------  -----------
SALES (Note 2, 3 and 13)...................  $   61,451   $   67,070   $   75,665
COST OF SALES..............................      44,661       52,651       61,726
                                             ----------   ----------   ----------
    Gross profit...........................      16,790       14,419       13,939
OPERATING EXPENSES:
  Research and development.................       1,109        1,448        1,506
  Selling, general and administrative......      11,557       12,344       12,931
  Restructuring and other..................          --          406        2,494
                                             ----------   ----------   ----------
    Total operating expenses...............      12,666       14,198       16,931
                                             ----------   ----------   ----------
OPERATING INCOME (LOSS) (Note 13)..........       4,124          221       (2,992)
INVESTMENT INCOME..........................         258           --           --
INTEREST AND OTHER INCOME (EXPENSE), net
 (Note 6 and 13)...........................        (479)        (778)      (1,024)
                                             ----------   ----------   ----------
INCOME (LOSS) BEFORE TAXES.................       3,903         (557)      (4,016)
PROVISION (BENEFIT) FOR INCOME TAXES (Note
 11):
  Current..................................         530           60           --
  Deferred.................................        (671)          --           --
                                             ----------   ----------   ----------
    Total provision (benefit) for income
     taxes.................................        (141)          60           --
                                             ----------   ----------   ----------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
 DISCONTINUED OPERATION....................       4,044         (617)      (4,016)
LESS: MINORITY INTEREST....................        (352)          --           --
GAIN ON SALE OF DISCONTINUED OPERATION, net
 of income tax effect (Note 3).............          --           --          610
INCOME FROM DISCONTINUED OPERATION, net of
 income tax effect (Note 3)................          56          318           54
                                             ----------   ----------   ----------
NET INCOME (LOSS)..........................  $    3,748   $     (299)  $   (3,352)
                                             ==========   ==========   ==========
PER COMMON AND COMMON EQUIVALENT SHARE (Notes 3 and 10)
Income (loss) before minority interest and
 discontinued operation....................  $     0.61   $    (0.10)  $    (0.60)
Minority interest..........................       (0.05)          --           --
Gain on sale of discontinued operation.....          --           --         0.09
Income from discontinued operation.........        0.01         0.05         0.01
                                             ----------   ----------   ----------
Net income (loss)..........................  $     0.57   $    (0.05)  $    (0.50)
                                             ==========   ==========   ==========
SHARES USED IN COMPUTING NET INCOME (LOSS)
 PER COMMON EQUIVALENT SHARE...............   6,605,147    6,277,585    6,682,106
                                             ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

   FOR THE YEARS ENDED OCTOBER 29 1995, OCTOBER 27, 1996 AND OCTOBER 26, 1997

                         (IN THOUSANDS, EXCEPT SHARES)

                                                                UNREALIZED
                           COMMON STOCK   ADDITIONAL             GAIN ON           TREASURY STOCK
                         ----------------  PAID IN   RETAINED   MARKETABLE        ------------------
                          SHARES   AMOUNT  CAPITAL   (DEFICIT)  SECURITIES OTHER   SHARES    AMOUNT
                         --------- ------ ---------- ---------  ---------- -----  ---------  -------
BALANCE, OCTOBER 31,
 1994................... 6,727,345  $202   $38,670   $(21,207)    $(138)   $  --    544,249  $  (983)
Net income..............        --    --        --      3,748        --       --         --       --
Issuance pursuant to
 stock option plans
 (Note 9)...............   250,500     7       444         --        --       --         --       --
Unrealized gain on
 marketable securities,
 net of income taxes....        --    --        --         --       138       --         --       --
Stock repurchase (Note
 8).....................        --    --        --         --        --       --    391,155   (2,118)
                         ---------  ----   -------   --------     -----    -----  ---------  -------
BALANCE, OCTOBER 29,
 1995................... 6,977,845   209    39,114    (17,459)       --       --    935,404   (3,101)
                         ---------  ----   -------   --------     -----    -----  ---------  -------
Net (loss)..............        --    --        --       (299)       --       --         --       --
Issuance pursuant to
 stock option plans
 (Note 9)...............   158,332     5       336         --        --       --         --       --
Acquisition of Lockhart
 Industries, Inc. (Note
 2).....................   280,556     8     2,355         --        --       --     82,577     (696)
Purchase of Uni-Star
 Industries, Inc.
 minority interest (Note
 2).....................   265,000     8     1,669         --        --       --         --       --
Cumulative translation
 adjustments............        --    --        --         --        --      (32)        --       --
Stock repurchase (Note
 8).....................        --    --        --         --        --       --         --       --
                         ---------  ----   -------   --------     -----    -----  ---------  -------
BALANCE, October 27,
 1996................... 7,681,733   230    43,474    (17,758)       --      (32) 1,017,981   (3,797)
                         ---------  ----   -------   --------     -----    -----  ---------  -------
Net (loss)..............        --    --        --     (3,352)       --       --         --       --
Issuance pursuant to
 stock option plans
 (Note 9)...............    19,000     1        53         --        --       --         --       --
Acquisition of Lockhart
 Industries, Inc. (Note
 2).....................        --    --        --         --        --       --     (9,428)      79
Purchase of Uni-Star
 Industries, Inc.
 minority interest (Note
 2).....................        --    --        (4)        --        --       --         --       --
Cumulative translation
 adjustments............        --    --        --         --        --      (93)        --       --
                         ---------  ----   -------   --------     -----    -----  ---------  -------
BALANCE, October 26,
 1997................... 7,700,733  $231   $43,523   $(21,110)    $  --    $(125) 1,008,553  $(3,718)
                         =========  ====   =======   ========     =====    =====  =========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED OCTOBER 29, 1995, OCTOBER 27, 1996 AND OCTOBER 26, 1997

                                 (IN THOUSANDS)

                                             OCTOBER 29, OCTOBER 27, OCTOBER 26,
                                                1995        1996        1997
                                             ----------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................   $  3,748    $   (299)   $ (3,352)
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
  Deferred income taxes (Note 11)..........       (671)         --          --
  Gain on sale of marketable securities-
   available-for-sale......................       (199)         --          --
  Depreciation and amortization (Note 13)..      1,256       2,172       2,829
  Minority interest (Note 2)...............        352          --          --
  Gain on sale of discontinued operation
   (Note 3)................................         --          --        (610)
  Income from discontinued operation (Note
   3)......................................        (56)       (318)        (54)
  Cumulative translation adjustments.......         --         (32)        (93)
Changes in assets and liabilities net of
 effects from acquisitions:
  Decrease in marketable securities--
   trading securities......................         27          --          --
  (Increase) decrease in accounts
   receivable..............................     (2,878)         (9)        294
  Decrease in notes receivable.............      2,000          --          --
  (Increase) in prepaid expenses...........       (378)       (119)        (29)
  (Increase) decrease in inventories.......     (2,301)     (2,065)        785
  Increase (decrease) in accounts payable,
   trade...................................        696        (113)        706
  Increase (decrease) in accrued
   compensation and related benefits.......        959        (704)        174
  Increase (decrease) in other liabilities.       (710)       (730)        333
                                              --------    --------    --------
   Total adjustments.......................     (1,903)     (1,918)      4,335
                                              --------    --------    --------
   Net cash provided (used) by continuing
    operations.............................      1,845      (2,217)        983
   Net cash provided (used) by discontinued
    operation (Note 3).....................       (368)        237         313
                                              --------    --------    --------
   Net cash provided (used) by operating
    activities.............................      1,477      (1,980)      1,296
                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds (expenditures) for business
   acquisitions and divestitures (Note 3)..     (2,560)       (479)      2,100
  Change in goodwill.......................       (952)       (176)        (83)
  Purchase of marketable securities--
   available-for-sale......................       (850)         --          --
  Proceeds from sale of marketable
   securities-available-for-sale...........      2,097          --          --
  Purchase of property and equipment, net
   (Note 13)...............................     (4,772)     (3,770)     (1,420)
  (Increase) decrease in other assets, net.       (162)        (25)        181
                                              --------    --------    --------
   Net cash (used) by investing activities.     (7,199)     (4,450)        778
                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to repurchase common stock......     (2,118)         --          --
  Proceeds from issuance of common stock
   (Note 9)................................        451         341          50
  Proceeds from revolving credit lines
   (Note 6)................................     37,891      54,896      43,916
  Payments on revolving credit lines (Note
   6)......................................    (34,287)    (50,977)    (49,741)
  Proceeds from term debt (Note 6).........      9,518       2,574       2,770
  Payments on term debt (Note 6)...........     (7,081)     (2,527)     (1,297)
                                              --------    --------    --------
   Net cash provided (used) by financing
    activities.............................      4,374       4,307      (4,302)
NET (DECREASE) IN CASH AND CASH
 EQUIVALENTS...............................     (1,348)     (2,123)     (2,228)
                                              --------    --------    --------
CASH AND CASH EQUIVALENTS, beginning of
 year......................................      7,406       6,058       3,935
                                              --------    --------    --------
CASH AND CASH EQUIVALENTS, end of period...   $  6,058    $  3,935    $  1,707
                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

  Alpha Technologies Group, Inc. ("Alpha" or the "Company") revenue is primarily derived from two business segments: thermal management and connectors. Thermal management products, principally heat sinks, which dissipate heat generated by electronic components, serve the microprocessor, computer, consumer electronics, transportation, automotive, industrial controls, factory automation power supply, aerospace and defense industries. Sub-miniature, micro-miniature and ultra-miniature connectors and cable and/or wire harness connector assemblies, the majority of which are custom manufactured to meet rigid specifications, serve the aerospace, communications, defense, factory automation, industrial controls, medical electronics, scientific/process instrumentation and test/measurement industries. In addition, the Company operates a business that designs, fabricates and tests custom designed electronic systems for the military, telecommunications industry and certain commercial markets.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Alpha and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to fiscal 1997 presentation. These changes had no impact on previously reported results of operations or shareholders' equity. As more fully described in Note 3--Discontinued Operation, prior years numbers have been restated, through reclassification, to discontinue the hermetic connector business sold in June 1997.

 Revenue Recognition

  Revenue from product sales is recognized upon shipment to the customer.

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

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Goodwill

  Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 15 years using the straight-line method. The accumulated amortization on October 27, 1996 and October 26, 1997 was approximately $371,000 and $632,000, respectively. Amortization expense of approximately $156,500, $209,000 and $248,000 was recorded in fiscals 1995, 1996 and 1997, respectively.

 Stock-Based Compensation

  The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation" during October 1995. The new standard establishes a fair value approach to valuing stock options awarded to its employees as compensation. The Company has elected, as permitted by the new standard, to continue to follow its intrinsic value based method of accounting for stock options consistent with Accounting Principals Board No. 25, "Accounting for Stock Issued to Employees" (APB25). The intrinsic method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price.

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

Interest Rate Swap Agreement

  The Company has entered into interest swap agreements as a means of managing its interest rate exposure. The agreements effectively fixed the interest rate on floating rate debt at a rate of 8.75% for a notional principal amount of $2,250,000 through November 1, 2001, and at a rate of 8.85% for a notional principal amount of $1,900,000 through October 29, 2003. On October 26, 1997, the carrying value of the related debt approximated the fair value of the debt including the swap agreements. Net amounts paid or received are reflected in interest expense.

 New Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Number 128 ("SFAS 128") "Earnings Per Share"; and in June 1997, FASB issued SFAS 130 "Reporting Comprehensive Income" and SFAS 131 "Disclosures about Segments of an Enterprise and Related Information". The Company is required to adopt these standards for its fiscal year 1999. Management believes that the adoption of SFAS 128 and SFAS 130 in fiscal 1999 will not have a material adverse effect on the preparation of and results of the Company's consolidated financial statements. The Company adopted SFAS 131 in the current fiscal year.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

2. ACQUISITIONS

  On September 3, 1996, the Company purchased the 20% minority interest of Uni-Star Industries, Inc. ("Uni-Star") for 265,000 shares of its common stock. Uni-Star is now a wholly-owned subsidiary of the Company.

  On August 21, 1996, the Company, through a newly-organized, wholly-owned subsidiary, Lockie Acquisition Corp. ("LAC"), purchased all of the outstanding stock of Lockhart Industries, Inc. ("LII"), a thermal management company, pursuant to an Agreement and Plan of Merger dated as of August 14, 1996 (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company issued 280,556 shares of its common stock in exchange for all of the issued and outstanding common stock of LII. Following the merger, the Company transferred all of LAC's shares to Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company, and changed LAC's name to Lockhart Industries, Inc. ("Lockhart"). In addition, Wakefield paid off an aggregate of $506,000 of LII's debt. Based upon decreases in LII's working capital and collection of accounts receivable, the purchase price was reduced by 73,149 shares of the Company's common stock. In addition, the number of shares issued is subject to increase in the event that the Company's common stock is not trading at $9 or more two years from the date of closing. The acquisition was accounted for as a purchase transaction, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The operating results of Lockhart have been included in the Company's consolidated results of operations since its acquisition.

3. DISCONTINUED OPERATION

  In June 1997, substantially all of the assets and business of the Company's hermetic connector business in Ohio were sold for $2,100,000, with a potential additional payment of up to $400,000 based on orders booked by the buyer. The sale resulted in a gain of approximately $610,000, net of income tax expense of $12,000 and reserves primarily related to leased premises.

   Summary operating results of the discontinued operation prior to the sale are as follows for the fiscal years ended:

                                             OCTOBER 29, OCTOBER 27, OCTOBER 26,
                                                1995        1996        1997
                                             ----------- ----------- -----------
                                                       (IN THOUSANDS)
    Revenues................................   $2,665      $3,167      $2,031
    Costs and expenses......................    2,609       2,849       1,977
                                               ------      ------      ------
    Net income (loss).......................   $   56      $  318      $   54
                                               ======      ======      ======

4. INVENTORIES

   Inventories consisted of the following on:

                                                         OCTOBER 27, OCTOBER 26,
                                                            1996        1997
                                                         ----------- -----------
                                                             (IN THOUSANDS)
    Raw materials and components........................   $ 5,757     $5,537
    Work in process.....................................     2,486      3,785
    Finished goods......................................     3,425      2,328
                                                           -------     ------
                                                            11,668     11,650
    Valuation reserve...................................    (1,102)    (1,869)
                                                           -------     ------
                                                           $10,566     $9,781
                                                           =======     ======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

5. ACCRUED COMPENSATION AND RELATED BENEFITS AND OTHER LIABILITIES

   Accrued compensation and related benefits consisted of the following on:

                                                         OCTOBER 27, OCTOBER 26,
                                                            1996        1997
                                                         ----------- -----------
                                                             (IN THOUSANDS)
    Accrued salaries and wages..........................   $  530      $  711
    Other...............................................    1,096       1,099
                                                           ------      ------
                                                           $1,626      $1,810
                                                           ======      ======

   Other liabilities consisted of the following on:

                                                         OCTOBER 27, OCTOBER 26,
                                                            1996        1997
                                                         ----------- -----------
                                                             (IN THOUSANDS)
    Accrued restructuring costs.........................   $   --      $1,715
    Accrued commissions.................................      961       1,013
    Other...............................................    2,778       2,303
                                                           ------      ------
                                                            3,739       5,031
    Less: current portion...............................   (3,342)     (4,580)
                                                           ------      ------
                                                           $  397      $  451
                                                           ======      ======

  The accrued restructuring costs represent an estimate of the remaining costs to close the manufacturing facility in Wakefield, Massachusetts and consolidate production of its thermal management products in its other existing facilities.

6. DEBT AND REVOLVING CREDIT FACILITIES

   Debt and revolving credit facilities consisted of the following on:

                                                      OCTOBER 27, OCTOBER 26,
                                                         1996        1997
                                                      ----------- -----------
                                                          (IN THOUSANDS)
    Variable-rate revolving credit facility
     (effective interest rates of 7.969% and 9% at
     October 26, 1997), interest payable monthly,
     principal is repaid and re-borrowed based on
     cash requirements...............................    $9,823     $5,198
    Variable-rate revolving credit commitment........     1,200         --
    Variable-rate term notes (effective interest
     rates of 8.75% to 8.85% at October 26, 1997),
     payable in monthly installments ranging from
     $22,619 to $37,500, plus accrued interest, with
     maturities ranging from October of 2001 through
     October of 2003.................................     2,886      3,489
    Other............................................        --        870
                                                        -------     ------
                                                         13,909      9,557
    Less current portion.............................   (11,702)    (1,494)
                                                        -------     ------
                                                        $ 2,207     $8,063
                                                        =======     ======

  As of December 31, 1997, Wakefield, Wakefield Extrusion, Lockhart and Malco became parties to a loan agreement, as amended (the "Agreement") with a commercial bank which provides for revolving loans of up to $9,000,000, with the ability to automatically increase upon request to $12,000,000, and an equipment acquisition facility of $3.2 million. In addition, there are two term loans existing under the Agreement in the original

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

6. DEBT AND REVOLVING CREDIT FACILITIES--(CONTINUED) amounts of $2,250,000 and $1,900,000. On October 26, 1997, $5,198,000 was
drawn on the revolving credit facility with interest accruing at the relevant adjusted LIBOR rate plus 2.5% (7.97% per annum on October 26, 1997). There is an unused line fee equal to .5% per annum on the difference between $9,000,000 (or $12,000,000 when increased) and the average daily outstanding principal balance of revolving loans during each of the Company's fiscal quarters payable quarterly in arrears on the first day of each fiscal quarter. The $2,250,000 term note accrues interest at 8.75% per annum and is payable in fifty-nine (59) equal monthly installments of $37,500 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 11, 2001, together, in each instance, with interest thereon to the date of payment. On October 26, 1997, $1,837,500 was outstanding on the $2,250,000 term loan. The $1,900,000 term loan accrues interest at 8.85%, and is payable in eighty-three (83) equal monthly installments of $22,619 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 29, 2003, together, in each instance, with interest thereon to the date of payment. On October 26, 1997, $1,651,191 was outstanding on the $1,900,000 term note. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of Borrowers which in aggregate total $31,338,000. Borrowers' credit facilities will expire on December 31, 1999.

  Cash paid for interest on all outstanding debt amounted to approximately $693,000 in fiscal year 1995, approximately $898,000 in fiscal year 1996 and approximately $1,172,000 in fiscal year 1997.

  Aggregate payments of debt and revolving credit facilities outstanding as of October 26, 1997 for the next five years are summarized below:

        FISCAL YEARS                                                  AMOUNT
        ------------                                              --------------
                                                                  (IN THOUSANDS)
         1998....................................................     $1,494
         1999....................................................        743
         2000....................................................      5,942
         2001....................................................        743
         2002....................................................        330
         Thereafter..............................................        305
                                                                      ------
                                                                      $9,557
                                                                      ======

  Management intends to renew or refinance the revolving credit facility and the revolving credit commitment at or prior to maturity.

7. PREFERRED STOCK

  On October 27, 1996 and October 26, 1997, the Company had authorized 180,000 shares of unissued, preferred stock with a par value of $100 per share. The Board of Directors has the authority to issue such preferred stock and to set the terms thereof, including the dividend rate, conversion rights, redemption rights, voting rights and liquidation preferences. There are no shares of preferred stock outstanding as of October 26, 1997.

8. REPURCHASE OF COMMON STOCK

  In September of 1994, the Board of Directors of the Company approved a plan to purchase up to $2,500,000 of the Company's common stock. Pursuant to the stock repurchase plan, the Company purchased 83,000 shares of common stock during fiscal years 1994 at an aggregate price of $374,137. During fiscal year 1995, 391,155 shares of common stock were purchased at an aggregate price of $2,118,173. This repurchase program has been completed.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

9. STOCK OPTION PLANS

  The Company has in effect nonqualified and incentive stock option plans under which shares are available for exercise. As of October 26, 1997, the Board of Directors has reserved 1,391,168 shares of common stock for issuance under the plans. The prices at which substantially all stock options outstanding have been granted have been equal to or in excess of the fair market value of the Company's stock at the time of the grant. These options vest over periods up to five years. On October 26, 1997, there were 167,668 shares available for future grants.

   The following table summarizes activity and outstanding options under the plans:

                                                                     WEIGHTED
                                                        SHARES       AVERAGE
                                                     UNDER OPTION EXERCISE PRICE
                                                     ------------ --------------
    Outstanding on October 31, 1994.................  1,053,417       $2.90
      Granted.......................................    457,000        5.48
      Forfeited.....................................    (10,000)       2.69
      Exercised.....................................   (250,500)       1.80
      Expired.......................................     (2,917)       4.50
                                                      ---------       -----
    Outstanding on October 29, 1995.................  1,247,000        4.23
      Granted.......................................    373,000        6.98
      Forfeited.....................................   (283,334)       8.98
      Exercised.....................................   (158,332)       2.15
                                                      ---------       -----
    Outstanding on October 27, 1996.................  1,178,334        4.26
      Granted.......................................    257,000        4.03
      Forfeited.....................................   (192,834)       4.58
      Exercised.....................................    (19,000)       2.84
                                                      ---------       -----
    Outstanding on October 26, 1997.................  1,223,500       $4.13
                                                      =========       =====

                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
    ---------------------------------------------------------------------------------
                               WEIGHTED
    RANGE OF   OUTSTANDING     AVERAGE         WEIGHTED    EXERCISABLE    WEIGHTED
    EXERCISE      AS OF       REMAINING        AVERAGE        AS OF       AVERAGE
     PRICES     10/27/97   CONTRACTUAL LIFE EXERCISE PRICE  10/27/97   EXERCISE PRICE
    --------   ----------- ---------------- -------------- ----------- --------------
    $1.00-
     $2.00         28,640     3.1 Years         $1.61         28,640       $1.61
    $2.01-
     $3.00        252,500     5.5 Years          2.63        230,000        2.63
    $3.01-
     $4.00        265,060     5.3 Years          3.60        135,060        3.51
    $4.01-
     $5.00        360,800     2.9 Years          4.51        196,482        4.48
    $5.01-
     $6.00        316,500     2.7 Years          5.58        204,333        5.58
                ---------                                    -------
                1,223,500     3.9 Years          4.13        794,515        3.96
                =========                                    =======

  In October of 1996, the Board of Directors authorized a reduction in the exercise price of each outstanding, unvested option to purchase shares of common stock granted in fiscal 1996, to an amount equal to the fair market value of the common stock on such date. The re-pricing has been treated as the surrender and cancellation of outstanding stock options in conjunction with the grant of replacement options with an exercise price of $4.56 per share.

  On January 15, 1998, the Board of Directors of the Company authorized an increase in the shares issuable under the 1994 Stock Option Plan by 400,000, subject to shareholder approval.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

9. STOCK OPTION PLANS--(CONTINUED)

  Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company has accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1996 and 1997: expected volatility 47.39%, risk free interest rate of 6%, expected option life of 5 years, and no expected dividends. In addition, adjustments were made for assumed cancellations.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the fair value based method of accounting defined in SFAS 123 had been applied, the Company's net loss and net loss per share would have been increased by approximately $228,000, or $0.04 per share in fiscal 1996, and $325,000, or $0.05 per share in fiscal 1997. The estimated weighted average fair value of options granted during fiscal 1996 and fiscal 1997 was $4.16 and $1.97, respectively. This pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS 123, only the effects of awards granted after the Company's 1995 fiscal year are considered in the pro forma calculation.

10. NET INCOME (LOSS) PER SHARE

  Net income (loss) per common and common equivalent share was computed using the weighted average number of shares of common stock and common equivalent shares outstanding during each year. Common equivalent shares included the number of shares issuable upon exercise of options, less the number of shares that could have been purchased with the exercise proceeds. For fiscal year 1996 and 1997, common equivalent shares were not considered in the computation as their effect would have been antidilutive.

11. INCOME TAXES

  On November 1, 1993, the Company adopted Statement 109 through a cumulative catch-up adjustment. The implementation of this statement did not have a material effect on the Company's balance sheet or results of operations. The Company's profitable operations during the years ended October 31, 1994 and October 29, 1995 resulted in the utilization of net operating loss carryforwards, the tax benefit of which was fully reserved upon implementation of Statement 109.

   Income (loss) before income taxes was as follows for the fiscal years ended:

                                             OCTOBER 29, OCTOBER 27, OCTOBER 26,
                                                1995        1996        1997
                                             ----------- ----------- -----------
                                                       (IN THOUSANDS)
    Domestic................................   $3,992       $(678)     $(3,711)
    Foreign.................................     (89)         121         (305)
                                               ------       -----      -------
                                               $3,903       $(557)     $(4,016)
                                               ======       =====      =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

11. INCOME TAXES--(CONTINUED)

   The provision (benefit) for income taxes were as follows for the fiscal years ended:

                             OCTOBER 29, OCTOBER 27, OCTOBER 26,
                                1995        1996        1997
                             ----------- ----------- -----------
                                       (IN THOUSANDS)
    Federal income tax......   $1,221       $(69)      $(1,365)
    State income tax........      458         --            --
    Foreign income tax .....       --         60            --
                               ------       ----       -------
                                1,679         (9)       (1,365)
    Valuation reserve pro-
     vided (reversed)-
     (Statement 109)........   (1,820)        69         1,365
                               ------       ----       -------
                               $ (141)      $ 60       $    --
                               ======       ====       =======

   The differences in the income taxes provided for and the amounts determined by applying the Federal statutory rate to income before taxes of the Company are summarized as follows:

                                            OCTOBER 29, OCTOBER 27, OCTOBER 26,
                                               1995        1996        1997
                                            ----------- ----------- -----------
    Federal income statutory rate..........     34.0%      (34.0%)     (34.0%)
    State income taxes, net of federal in-
     come tax benefit......................      7.6%         --          --
    Valuation reserve provided (reversed)..    (46.0%)      34.0%       34.0%
    Other..................................       .8%         --          --
    Foreign income taxes...................       --        29.4%         --
    Benefit of net operating loss
     carryforwards.........................       --          --          --
                                               -----       -----       -----
                                                (3.6%)      29.4%         --
                                               =====       =====       =====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities and their changes during the year ended October 26, 1997 were as follows:

                                                          DEFERRED
                                             OCTOBER 27, (PROVISION) OCTOBER 26,
                                                1996       BENEFIT      1997
                                             ----------- ----------- -----------
                                                       (IN THOUSANDS)
    Deferred Tax Assets:
      Net operating loss carryforwards......   $5,231       $370       $5,601
      Tax credits...........................      879       (294)         585
      Accrued liabilities...................      545        448          993
      Other.................................    1,030        158        1,188
                                               ------       ----       ------
      Total gross deferred tax assets.......    7,685        682        8,367
      Less: Valuation allowance.............   (5,096)      (559)      (5,655)
                                               ------       ----       ------
      Net deferred tax asset................    2,589        123        2,712
                                               ======       ====       ======
    Deferred Tax Liabilities:
      Amortization and depreciation.........     (882)        29         (853)
      Other.................................      (45)      (102)        (147)
                                               ------       ----       ------
      Total deferred tax liabilities........     (927)       (73)      (1,000)
                                               ------       ----       ------
      Net deferred tax asset................   $1,662       $ 50       $1,712
                                               ======       ====       ======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

11. INCOME TAXES--(CONTINUED)

  Due to the Company's historical results of operations, a valuation allowance was provided for the deferred tax assets upon adoption of Statement 109. Because the Company generated taxable income and was able to utilize net operating loss carryforwards during fiscal 1994 and 1995 and forecasted future profitability which increased the likelihood of the future realization of the net deferred tax asset, the Company reversed $1,360,000 and $1,820,000, respectively, of the valuation allowance. During fiscal 1997 the increase in the net deferred tax asset was the result of (a) $50,000 related to the acquisition of Lockhart and (b) $559,000 related to the tax effects of temporary differences which were entirely offset by an increase in the valuation allowance.

  On October 26, 1997, the Company had, for tax purposes, net operating loss carryforwards of approximately $16,475,000, unused investment and research and development tax credits of approximately $355,000, and $230,000 of alternative minimum tax credits available to offset future taxable income and Federal income taxes. The net operating loss carryforwards will expire from 2000 to 2012, the investment tax credit and research and development tax credit carryforwards will expire from 1998 to 2005, and the alternative minimum tax credit has no expiration.

  All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In compliance with the Tax Reform Act of 1986, investment tax credits carried forward were reduced by 35%. The Company's ability to utilize the net operating loss carryforwards to offset alternative minimum taxable income is limited to 90% for tax years after fiscal 1987.

  Additionally, Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a more than 50 percentage point change in ownership of the corporation during a three-year period. It is possible that subsequent transactions involving the Company's capital stock could result in such a limitation. As of October 26, 1997, Management does not believes that a 50 percentage point change in ownership has occurred during a three year period.

  During fiscal year 1995 and 1996, cash paid for income taxes amounted to approximately $996,000 and $194,000 respectively.

12. COMMITMENTS AND CONTINGENCIES

  The Company has operating lease commitments for certain office equipment and manufacturing, administrative and support facilities. Minimum lease payments under noncancellable leases on October 26, 1997 are as follows:

                                                                    OPERATING
        FISCAL YEARS                                                  LEASES
        ------------                                              --------------
                                                                  (IN THOUSANDS)
         1998....................................................     $2,271
         1999....................................................      1,842
         2000....................................................      1,385
         2001....................................................      1,186
         2002....................................................      1,182
         Thereafter..............................................      1,701
                                                                      ------
         Minimum lease payments..................................     $9,567
                                                                      ======

  Rent expense (exclusive of operating expenses and net of sublease rents) for all operating leases was approximately $1,339,000, $1,556,000 and 1,594,161 in fiscal 1995, 1996 and 1997, respectively.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

13. BUSINESS SEGMENT INFORMATION

   Summarized financial information by business segment for the years ended:

                                OCTOBER 29, OCTOBER 27, OCTOBER 26,
                                   1995        1996        1997
                                ----------- ----------- -----------
                                          (IN THOUSANDS)
    Net sales:
      Thermal management
       products...............    $43,865     $48,980     $58,294
      Connector products......     12,291      13,087      11,880
      Other...................      5,295       5,003       5,491
                                  -------     -------     -------
                                  $61,451     $67,070     $75,665
                                  =======     =======     =======
    Operating income:
      Thermal management
       products...............    $ 3,423     $ 1,363     $  (774)
      Connector products......      2,172         707        (933)
      Other...................        137        (242)        (48)
      Corporate...............     (1,608)     (1,607)     (1,237)
                                  -------     -------     -------
                                  $ 4,124     $   221     $(2,992)
                                  =======     =======     =======
    Interest expense:
      Thermal management
       products...............    $   720     $   858     $ 1,003
      Connector products......         55         215         170
                                  -------     -------     -------
                                  $   775     $ 1,073     $ 1,173
                                  =======     =======     =======
    Total assets:
      Thermal management
       products...............    $24,653     $30,678     $28,944
      Connector products......      6,129       7,382       6,653
      Other...................      2,427       2,470       2,394
      Corporate...............      7,777       5,119       3,387
      Net assets of
       discontinued operation.      1,115       1,198          --
                                  -------     -------     -------
                                  $42,101     $46,847     $41,378
                                  =======     =======     =======
    Depreciation and amortiza-
     tion:
      Thermal management
       products...............    $ 1,000     $ 1,627     $ 2,235
      Connector products......        166         377         429
      Other...................         62         141         142
      Corporate...............         28          27          23
                                  -------     -------     -------
                                  $ 1,256     $ 2,172     $ 2,829
                                  =======     =======     =======
    Capital Expenditures:
      Thermal management
       products...............    $ 3,143     $ 2,587     $ 1,235
      Connector products......      1,178       1,115         162
      Other...................        409          48          --
      Corporate...............         42          20          23
                                  -------     -------     -------
                                  $ 4,772     $ 3,770     $ 1,420
                                  =======     =======     =======

                                                                      SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                     OCTOBER 27, 1996 AND OCTOBER 26, 1997

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        OCTOBER 27, OCTOBER 26,
                        ASSETS                             1996        1997
                        ------                          ----------- -----------
CURRENT ASSETS:
  Cash.................................................  $  3,153    $  1,406
  Accounts receivable..................................        30          55
  Prepaid expenses.....................................       199         105
                                                         --------    --------
    Total current assets...............................     3,382       1,566
INVESTMENT IN SUBSIDIARIES.............................     9,754       7,450
DUE FROM SUBSIDIARIES..................................     8,394       8,784
OTHER ASSETS, net......................................     1,737       1,804
                                                         --------    --------
                                                         $ 23,267    $ 19,604
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable, trade..............................  $    108    $     21
  Accrued compensation and related benefits............        33          32
  Other accrued liabilities............................       921         750
                                                         --------    --------
    Total current liabilities..........................     1,062         803
OTHER LONG-TERM LIABILITIES............................        88
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value, shares authorized
   180,000.............................................
  Common stock, $.03 par value, shares authorized
   17,000,000; issued 7,681,733 at October 27, 1996 and
   7,700,733 at October 26, 1997.......................       230         231
  Additional paid-in capital...........................    43,474      43,523
  Retained earnings....................................   (17,758)    (21,110)
  Other................................................       (32)       (125)
  Treasury stock, at cost (1,017,981 common shares at
   October 27, 1996 and 1,008,553 common shares at
   October 26, 1997)...................................    (3,797)     (3,718)
                                                         --------    --------
    Total stockholders' equity.........................    22,117      18,801
                                                         --------    --------
                                                         $ 23,267    $ 19,604
                                                         ========    ========

                                                                      SCHEDULE I
                                                                     (CONTINUED)

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF OPERATIONS

  FOR THE YEARS ENDED OCTOBER 29, 1995, OCTOBER 27, 1996 AND OCTOBER 26, 1997

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                            OCTOBER 29, OCTOBER 27, OCTOBER 26,
                                               1995        1996        1997
                                            ----------- ----------- -----------
INCOME AND (EXPENSE)
  Interest, investment and other income,
   net.....................................  $     782   $     209   $     189
  Equity in earning of subsidiaries, net of
   taxes...................................      3,608         783      (2,304)
  Corporate general and administrative.....     (1,608)     (1,201)     (1,237)
  Other operating expense..................         --        (256)         --
                                             ---------   ---------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES.......................      2,782        (465)     (3,352)
BENEFIT FOR INCOME TAXES...................        966         166          --
                                             ---------   ---------   ---------
NET INCOME (LOSS)..........................  $   3,748   $    (299)  $  (3,352)
                                             =========   =========   =========
PER COMMON AND COMMON EQUIVALENT SHARE
  Net income (loss)........................      $0.57      $(0.05)     $(0.50)
                                             =========   =========   =========
SHARES USED IN COMPUTING NET INCOME PER
 SHARE.....................................  6,605,147   6,277,585   6,682,106
                                             =========   =========   =========

                                                                      SCHEDULE I
                                                                     (CONTINUED)

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (PARENT COMPANY ONLY)

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE YEARS ENDED OCTOBER 29, 1995, OCTOBER 27, 1996 AND OCTOBER 26, 1997

                         (IN THOUSANDS, EXCEPT SHARES)

                                                                 UNREALIZED
                                                                    GAIN
                            COMMON STOCK   ADDITIONAL            (LOSS) ON          TREASURY STOCK
                          ----------------  PAID-IN   RETAINED   MARKETABLE        ------------------
                           SHARES   AMOUNT  CAPITAL   (DEFICIT)  SECURITIES OTHER   SHARES    AMOUNT
                          --------- ------ ---------- ---------  ---------- -----  ---------  -------
BALANCE, OCTOBER 31,
 1994...................  6,727,345  $202   $38,670   $(21,207)    $(138)   $  --    544,249  $  (983)
 Net income.............         --    --        --      3,748        --       --         --       --
 Issuance pursuant stock
  option plans..........    250,500     7       444         --        --       --         --       --
 Unrealized gain on
  marketable securities,
  net of income taxes...         --    --        --         --       138       --         --       --
 Stock repurchase.......         --    --        --         --        --       --    391,155   (2,118)
                          ---------  ----   -------   --------     -----    -----  ---------  -------
BALANCE, OCTOBER 29,
 1995...................  6,977,845   209    39,114    (17,459)       --       --    935,404   (3,101)
                          ---------  ----   -------   --------     -----    -----  ---------  -------
 Net (loss).............         --    --        --       (299)       --       --         --       --
 Issuance pursuant stock
  option plans..........    158,332     5       336         --        --       --         --       --
 Acquisition of Lockhart
  Industries, Inc. .....    280,556     8     2,355         --        --       --     82,577     (696)
 Purchase of Uni-Star
  Industries, Inc.
  minority interest.....    265,000     8     1,669         --        --       --         --       --
 Stock repurchase.......         --    --        --         --        --       --         --       --
 Other..................         --    --        --         --        --      (32)        --       --
                          ---------  ----   -------   --------     -----    -----  ---------  -------
BALANCE, OCTOBER 27,
 1996                     7,681,733   230    43,474    (17,758)       --      (32) 1,017,981   (3,797)
 Net income (loss)......         --    --        --     (3,352)       --       --         --       --
 Issuance pursuant stock
  option plans..........     19,000     1        53         --        --       --         --       --
 Acquisition of Lockhart
  Industries, Inc. .....         --    --        --         --        --       --     (9,428)      79
 Purchase of Uni-Star
  Industries, Inc.
  minority interest.....         --    --       (4)         --        --       --         --       --
 Cumulative translation
  adjustment............         --    --        --         --        --      (93)        --       --
                          ---------  ----   -------   --------     -----    -----  ---------  -------
BALANCE, OCTOBER 26,
 1997...................  7,700,733  $231   $43,523   $(21,110)    $  --    $(125) 1,008,553  $(3,718)
                          ---------  ----   -------   --------     -----    -----  ---------  -------

                                                                      SCHEDULE I
                                                                     (CONTINUED)

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED OCTOBER 29, 1995, OCTOBER 27, 1996 AND OCTOBER 26, 1997

                                 (IN THOUSANDS)

                                            OCTOBER 29, OCTOBER 27, OCTOBER 26,
                                               1995        1996        1997
                                            ----------- ----------- -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES...   $  506      $(1,727)    $(1,415)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities--
   available for sale......................     (850)          --          --
  Proceeds from sale of marketable
   securities--available for sale..........    2,097           --          --
  Advances to subsidiaries, net............   (1,663)        (638)       (315)
  (Increase) decrease in other assets, net.       19          (15)        (67)
                                              ------      -------     -------
    Net cash (used) by investing
     activities............................     (397)        (653)       (382)
                                              ------      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...      451          341          50
  Payments to repurchase common stock......   (2,118)          --          --
                                              ------      -------     -------
    Net cash provided (used) by financing
     activities............................   (1,667)         341          50
NET (DECREASE) IN CASH AND CASH
 EQUIVALENTS...............................   (1,558)      (2,039)     (1,747)
                                              ------      -------     -------
CASH AND CASH EQUIVALENTS, beginning of
 year......................................    6,750        5,192       3,153
                                              ------      -------     -------
CASH AND CASH EQUIVALENTS, end of year.....   $5,192      $ 3,153     $ 1,406
                                              ======      =======     =======

                                                                     SCHEDULE II

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                           ADDITIONS
                                BALANCE AT CHARGED TO               BALANCE AT
                                BEGINNING  COSTS AND                  END OF
          DESCRIPTION           OF PERIOD   EXPENSE   DEDUCTIONS      PERIOD
          -----------           ---------- ---------- ----------    ----------
Reserve for doubtful accounts
 deducted from accounts
 receivable in the balance
 sheet--
  1997......................... $  279,665 $  279,771 $  231,548(1) $  327,888
  1996.........................    266,917    267,459    254,711(1)    279,665
  1995.........................    110,598    180,540     24,221(1)    266,917
Reserve for obsolete inventory
 deducted from inventories in
 the balance sheet--
  1997......................... $1,102,260 $2,122,091 $1,355,647(2) $1,868,704
  1996.........................    419,855    964,767    282,362(2)  1,102,260
  1995.........................    144,500    353,032     77,677(2)    419,855

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventory written off at cost, net of value recovered.