Form 10-Q
period 1998-01-25
ALPHA TECHNOLOGIES GROUP INC
filed 1998-03-11
CIK 710807

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 25, 1998

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________


                        Commission File Number 0-14365

                        ALPHA TECHNOLOGIES GROUP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      76-0079338
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


            9465 Wilshire Blvd., Suite 980 Beverly Hills, CA 90212
            ------------------------------------------------------
                   (Address of principal executive offices)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Common Stock, $.03 par value                     6,695,180
          ----------------------------                     ---------
                     Class                      Outstanding at February 28, 1998

                        ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                               JANUARY 25, 1998


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I    FINANCIAL INFORMATION............................................... 3

CONSOLIDATED BALANCE SHEETS - OCTOBER 26, 1997 AND JANUARY 25, 1998........... 3
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JANUARY 26, 1997 AND JANUARY 25, 1998.................. 4
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 26, 1997  AND JANUARY 25, 1998............. 5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................... 6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................. 8
PART II - OTHER INFORMATION...................................................13

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS - OCTOBER 26, 1997 AND JANUARY 25, 1998

                (In Thousands, Except Share and Per Share Data)


                                                                                         October 26,        January 25,
                                                                                             1997              1998
                                                                                         -----------        -----------
                                                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                                                                  $  1,707           $  1,432
     Accounts receivable, net                                                                11,766             12,807
     Inventories, net                                                                         9,781             10,662
     Prepaid expenses                                                                         1,140              1,054
                                                                                           --------           --------
          Total current  assets                                                              24,394             25,955

PROPERTY AND EQUIPMENT, at cost                                                              17,341             18,528
     Less - Accumulated depreciation and amortization                                         5,656              6,309
                                                                                           --------           --------
          Property and equipment, net                                                        11,685             12,219

GOODWILL, net                                                                                 2,878              2,811

OTHER ASSETS, net                                                                             2,421              2,351
                                                                                           --------           --------
                                                                                           $ 41,378           $ 43,336
                                                                                           ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                                                               $  6,179           $  5,838
     Accrued compensation and related benefits                                                1,810              1,250
     Other accrued liabilities                                                                4,580              4,917
     Current portion of long-term debt                                                        1,494              1,489
                                                                                           --------           --------
          Total current liabilities                                                          14,063             13,494

REVOLVING CREDIT FACILITY                                                                     5,198              7,537
LONG-TERM DEBT                                                                                2,865              2,686

OTHER LONG-TERM LIABILITIES                                                                     451                394

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; shares authorized 180,000                                   -                  -
     Common stock, $.03 par value; shares authorized 17,000,000; issued
       7,700,733 at October 26, 1997 and 7,702,233 at January 25, 1998                          231                231
     Additional paid - in capital                                                            43,523             43,527
     Retained deficit                                                                       (21,110)           (20,713)
     Cumulative translation adjustment, net of income taxes                                    (125)              (102)
     Treasury stock, at cost (1,008,553 common shares at October 26, 1997 and
       January 25, 1998)                                                                     (3,718)            (3,718)
                                                                                           --------           --------
                                                                                             18,801             19,225
                                                                                           --------           --------
                                                                                           $ 41,378           $ 43,336
                                                                                           ========           ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED JANUARY 26, 1997 AND JANUARY 25, 1998

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)



                                                                                 January 26,          January 25,
                                                                                    1997                 1998
                                                                                 -----------          -----------
SALES                                                                              $ 17,153           $ 20,400

COST OF SALES                                                                        14,765             16,314
                                                                                   --------           --------
     Gross profit                                                                     2,388              4,086

OPERATING EXPENSES
     Research and development                                                           371                490
     Selling, general and administrative                                              3,229              3,116
     Restructuring                                                                      214                  0
                                                                                   --------           --------
          Total operating expenses                                                    3,814              3,606
                                                                                   --------           --------

OPERATING INCOME (LOSS)                                                             (1,426 )               480

INTEREST AND OTHER INCOME (EXPENSE), net                                              (253 )               (83)
                                                                                   --------           --------

INCOME (LOSS) BEFORE TAXES                                                           (1,679)               397

PROVISION FOR INCOME TAXES                                                                -                  -
                                                                                   --------           --------

INCOME (LOSS) BEFORE DISCONTINUED OPERATION                                          (1,679)               397

INCOME FROM DISCONTINUED OPERATION, net of
     Income tax effect                                                                   27                  -
                                                                                   --------           --------

NET INCOME (LOSS)                                                                  $ (1,652)          $    397
                                                                                   ========           ========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
     Income (loss) before discontinued operation                                   $  (0.25)          $   0.06
     Discontinued operation                                                              --                  -
                                                                                   ========           ========
          Net income                                                               $  (0.25)          $   0.06
                                                                                   ========           ========

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE COMMON
     Basic                                                                            6,675              6,693
                                                                                   ========           ========
     Diluted                                                                          6,675              6,825
                                                                                   ========           ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED JANUARY 26, 1997 AND JANUARY 25, 1998

                                  (Unaudited)
                                (In Thousands)


                                                                                          January 26,          January 25,
                                                                                             1997                 1998
                                                                                          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                     $  (1,652)           $    397
     Adjustments to reconcile net income to net cash (used)
       By operating activities:
          Depreciation and amortization                                                          685                 730
          Gain on sale of equipment                                                                -                 (70)
          Income from operation sold                                                             (27)
          Cumulative translation adjustment                                                      (18)                 23
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                           1,062              (1,041)
          (Increase) decrease in inventory                                                       934                (881)
          (Increase) decrease in prepaid expenses                                               (164)                 86
          (Decrease) in accounts payable                                                        (547)               (341)
          (Decrease) in accrued compensation and related benefits                                (47)               (560)
          Increase (decrease) in other liabilities                                              (771)                280
                                                                                           ---------            --------
          Total adjustments                                                                    1,107              (1,774)

          Net cash used by continuing operations                                               (545 )             (1,377)
          Net cash provided by operations sold                                                   164                   -
                                                                                           ---------            --------
          Net cash used by operating activities                                                 (381)             (1,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                               -                  88
     Purchase of property and equipment, net                                                    (604)             (1,205)
     Change in goodwill                                                                          (84)                  -
     (Increase) decrease in other assets, net                                                   (103)                 60
                                                                                           ---------            --------
          Net cash (used) by investing activities                                               (791)             (1,057)
                                                                                           ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                       33                   4
     Proceeds from revolving credit lines                                                     15,725              19,341
     Payments on revolving credit lines                                                      (17,112)            (17,002)
     Proceeds from term debt                                                                   2,171                   -
     Payments on term debt                                                                      (449)               (184)
                                                                                           ---------            --------
          Net cash provided by financing activities                                              368               2,159

NET (DECREASE) IN CASH                                                                          (804)               (275)
                                                                                           ---------            --------

CASH, beginning of year                                                                        3,935               1,707
                                                                                           ---------            --------

CASH, end of period                                                                        $   3,131            $  1,432
                                                                                           =========            ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION


Alpha Technologies Group, Inc. ("Alpha" or the "Company") manufactures thermal management products and electronic connectors, and assembles custom designed subsystems.

The thermal management segment's products, principally heat sinks, serve the microprocessor, computer, consumer electronics, transportation, power supply, aerospace and defense industries. Heat sinks are primarily fabricated aluminum extrusions that have high surface area to volume ratios and are engineered to dissipate unwanted heat generated by electronic components. The connector segment's products, the majority of which are custom manufactured to meet rigid specifications, serve the aerospace, automotive, communications, defense, factory automation, industrial controls, medical electronics, process instrumentation and test/measurement industries. Connectors are electro-mechanical devices that permit electronic subassemblies such as printed circuit boards, power supplies and input-output wire harnesses/cable assemblies to be coupled and separated. The subsystem business serves the military, telecommunications and certain commercial markets. Subsystems are operational sub-units integrated into major networks for data transmission, retrieval and transfer.

The Company was incorporated as Synercom Technology, Inc., in Texas in 1969 and was reincorporated in Delaware in 1983. In 1993, the Company began its transformation from a software company to its current businesses. In September of 1994, the Company sold the remaining aspects of its software and related services business. Since October 1993, the Company has grown through a combination of acquisitions and internal growth. In April 1995, the name of the corporation was changed Alpha Technologies Group, Inc.


(2)  CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and the changes in cash flows of Alpha Technologies Group, Inc. and Subsidiaries for interim periods. The results for such interim periods
are not necessarily indicative of results for a full year.   All material
intercompany transactions and balances have been eliminated.

Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

(3)  INVENTORIES


     Inventories consisted of the following on     October 26,      January 25,
     (in thousands):                                  1997             1998
                                                   -----------      -----------

     Raw materials and components                    $ 5,537          $ 7,080
     Work in process                                   3,785            3,018
     Finished goods                                    2,328            2,642
                                                     -------          -------
                                                      11,650           12,740
     Valuation reserve                                (1,869)          (2,078)
                                                     -------          -------
                                                     $ 9,781          $10,662
                                                     =======          =======


(4)  BUSINESS SEGMENT INFORMATION

     Summarized financial information by business segment for the quarters ended:

                                                   January 26,   January 25,
                                                      1997          1998
                                                   -----------   -----------
                                                 (In thousands)

 Net sales:
  Thermal management products                        $13,212       $15,791
  Connector products                                   2,461         3,356
  Subsystems                                           1,480         1,253
                                                     -------       -------
                                                      17,153        20,400

 Operating income (loss):
  Thermal management products                           (707)          575
  Connector products                                    (421)          122
  Subsystems                                              21            71
  Corporate                                             (319)         (288)
                                                     -------       -------
                                                      (1,426)          480

 Interest expense:
  Thermal management products                            280           216
  Connector products                                      48             7
                                                     -------       -------
                                                         328           223
 Total assets:
  Thermal management products                         28,929        31,254
  Connector products                                   8,188         6,393
  Subsystems                                           2,533         2,698
  Corporate                                            4,778         2,991
                                                     -------       -------
                                                      44,428        43,336

 Depreciation and amortization:
  Thermal management products                            532           568
  Connector products                                     109           117
  Subsystems                                              39            37
  Corporate                                                5             8
                                                     -------       -------
                                                         685           730

 Capital Expenditures:
  Thermal management products                            496         1,105
  Connector products                                      95           102
  Subsystems                                              11             6
  Corporate                                                2             -
                                                     -------       -------
                                                         604         1,213

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net Income/Loss. Net income for the first quarter of fiscal 1998 was $397,000 which included a gain of $70,000 from the sale of equipment and other income of $59,000. This compares to a net loss from continuing operations of $1,679,000 for the 1997 quarter which included a $214,000 restructuring charge related to severance payments and $588,000 in additional inventory reserves. This improvement is primarily the result of improved gross profit in all segments, revenue growth and control of expenses.

     Net income from thermal management operations for the first quarter of fiscal 1998, before the allocation of Alpha corporate expenses ("corporate allocation"), was $356,000 compared to a net loss of $987,000 for the fiscal 1997 quarter. The 1997 loss included a charge for severance payments of $172,000 and additional inventory reserves of $588,000. The additional inventory reserves recorded in the first quarter of fiscal 1997 were recognized to fully reserve the cost of certain custom products which were built in anticipation of orders which have not been received. Results from operations, excluding the restructuring and inventory reserve charges, increased primarily due to an increase in sales without a corresponding increase in operating expenses.

     Net income from the connector products segment for the first quarter of fiscal 1998, before corporate allocation, was $241,000 including $70,000 related to a gain on the sale of certain equipment. For the first quarter of fiscal 1997, net loss from the connector products segment, before corporate allocation, was $431,000 which included $34,000 related to severance payments. The increase in the results of operations in the fiscal 1998 quarter compared to the fiscal 1997 quarter was primarily due to increased sales, higher gross profits and improved expense management.

     Net income from the Company's subsystems operation for the first quarter of fiscal 1998, before corporate allocation, was $74,000 compared to $21,000 for the first quarter of fiscal 1997. The increase in the results of operations in the fiscal 1998 quarter compared to the fiscal 1997 quarter was primarily due to the effects of the restructuring of this business, which included a reduction in headcount and the outsourcing of many components, in the third quarter of fiscal 1997. The subsystems business now designs and assembles purchased components which has resulted in higher gross profits and lower operating expenses. Additionally, this segment raised prices for certain products which were previously being sold at lower than acceptable margins.

     Sales. The Company's sales for the first quarter of fiscal 1998 increased $3,247,000, or 18.9%, to $20,400,000 from $17,153,000 for same period of fiscal
1997. Thermal management sales increased 19.5% to $15,791,000 for the fiscal 1998 quarter from $13,212,000 the first quarter of fiscal 1997 due to an increase in sales of extruded heat sinks and an increase in sales by the Company's Lockhart subsidiary which serves the active cooling market. Sales of extruded heat sinks increased due to better penetration of certain customer accounts, increased capacity and growth in the market for these products.

     Connector sales were $3,356,000 during the first quarter of fiscal 1998 compared to $2,461,000 during the prior fiscal year, a 36.4% increase. This increase was primarily caused by an increase in backlog, compared to the prior year quarter, at the South Pasadena facility. Management believes that the backlog increase during fiscal 1997 was due to increased demand and improved efforts (and replacement) of sales representative firms for connector products. Despite the increase in backlog, shipments in the second quarter of fiscal 1998, which are expected to be less than the first quarter but ahead of the second quarter of last year, are being affected by the timing of deliveries requested by customers. Management does not anticipate that these timing issues will affect connector product shipments in the second half of the fiscal year.

     Subsystems sales were $1,253,000 during the first quarter of fiscal 1998 compared to $1,480,000 during the prior fiscal year. The decrease in sales was due to the loss of customers who did not accept the Company's new pricing policies. However, the gross profits in this business improved substantially due to the aforementioned restructuring.

     Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the first quarter of fiscal 1998 was 20.0% compared to 13.9% (including the effect of the $588,000 inventory reserve taken) for the 1997 fiscal quarter. The thermal management segment's gross profit percentage was 18.4% and 18.1% (excluding the effect of the additional inventory reserve) for fiscal 1998 and 1997 first quarters, respectively. In the first quarter of fiscal 1998, the thermal management business's gross profit percentage was adversely impacted (approximately 2 - 3%) by additional labor costs incurred as a result of manufacturing inefficiencies at its Fall River, MA manufacturing facility. These inefficiencies were partly due to the consolidation of the Wakefield, MA facility into the Fall River, MA and Temecula, CA facilities. Management expects the gross profit percentage obtained from thermal management products to improve in the second quarter compared to the first quarter of fiscal 1998 as the consolidation is completed.

     The connector products segment's gross profit percentage increased to 25.3% for the first quarter of fiscal 1998 from 13.6% for the 1997 quarter. This increase is attributable to aforementioned higher sales volume and better production planning as a result of the improved backlog.

     The gross profit percentage at the Company's subsystems operation increased to 26.5% for the first quarter of fiscal 1998 from 17.3% for the 1997 quarter primarily as a result of the aforementioned restructuring and increased prices.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended January 25, 1998 were $3,116,000, or 15.3% of sales, compared to $3,229,000, or 18.8% of sales, for the prior year quarter. SG& A expenses as a percentage of sales decreased due to higher sales volume without a proportionate increase in selling, general, and administrative expenses due to improved control of expenses.

     Restructuring and Other Expenses.   During the fiscal 1997 quarter, the
Company incurred restructuring charges of $214,000, which related to downsizing throughout the company. Currently, the Company has no restructuring plans which are expected to result in a material charge.

     Interest and Other Income (Net).   Interest expense was $328,000 and
$223,000 for the fiscal 1997 and 1998 quarters, respectively. This decrease was due to a lower average outstanding borrowing base. The Company recorded other income for the quarter of $129,000 which was primarily a result of a gain on the sale of equipment by the connector segment's operation in South Pasadena, CA.


LIQUIDITY AND CAPITAL RESOURCES

     On January 25, 1998, the Company had cash of approximately $1,432,000 compared to $1,707,000 on October 26, 1997. Existing cash and proceeds from the Company's credit facilities were used for purchases of capital equipment and operating activities.

     For the three months ended January 25, 1998, $1,377,000 was used by operating activities primarily due to (i) an increase in inventories and accounts receivable and (ii) a decrease in accounts payable and accrued compensation. Capital equipment purchases of $1,213,000 were made to improve manufacturing capability, replace existing machinery which had reached its end of life and to automate certain processes.

     Effective January 1, 1998, Wakefield, Wakefield Extrusion, Lockhart and Malco (hereinafter referred to as "Borrowers")became parties to a loan agreement, as amended (the "Agreement") with a commercial bank which provides for revolving loans of up to $9,000,000, with the ability to increase upon request to $12,000,000, and an equipment acquisition facility of $3.2 million. The advances on the revolving loans are based on the eligible accounts receivable and inventories of Borrowers. The advances on the equipment acquisition facility may be used for the purpose of funding capital equipment purchases by the Borrowers. In addition, there are two term loans existing under the Agreement in the original amounts of $2,250,000 and $1,900,000.

     On January 25, 1998, $7,537,000 was drawn on the revolving credit facility. Interest on $5,500,000 of the revolving credit facility accrues at the relevant adjusted LIBOR rate plus 2.5% (8.3 % per annum on January 25, 1998), and the remainder of the revolving credit facility accrues interest at the bank's prime rate plus .5% (9.0% per annum on January 25, 1998). There is an unused line fee equal to .5% per annum on the difference between $9,000,000 (or $12,000,000 when increased) and the average daily outstanding principal balance of Revolving Loans during each of the Company's fiscal quarters payable quarterly in arrears on the first day of each fiscal quarter. The $2,250,000 term note accrues interest at 8.75% per annum and is payable in fifty-nine (59) equal monthly installments of $37,500 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 11, 2001, together, in each instance, with interest thereon to the date of payment. On January 25, 1998, $ 1,725,000 was outstanding on the $2,250,000 term loan. The $1,900,000 term loan accrues interest at 8.85%, and is payable in eighty-three (83) equal monthly installments of $22,619 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 29, 2003, together, in each instance, with interest thereon to the date of payment. On January 25, 1998, $1,580,000 was outstanding on the $1,900,000 term note. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of Borrowers which in aggregate total $33,952,000. Borrowers' credit facilities will expire on December 31, 1999.

     The Company has entered into interest swap agreements as a means of managing its interest rate exposure. The agreements effectively fixed the interest rate on floating rate debt at a rate of 8.75% for a notional principal amount of $2,250,000 through November 1, 2001, and at a rate of 8.85% for a notional principal amount of $1,900,000 through October 29, 2003. On January 25, 1998, the carrying value of the related debt approximated the fair value of the debt including the swap agreements. Net amounts paid or received are reflected in interest expense.

     Working capital on January 25, 1998 was $12,461,000 compared to $10,331,000 on October 26, 1997. The increase in working capital is attributable to an increase in current assets funded by an increase in the Company's long term revolving credit facility. The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities is sufficient to fund its operations, including the thermal management consolidation, in the near-term.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

          11.1 Statement re Computation of Per Share Earnings for the quarters ended January 26, 1997 and January 25, 1998.

(b)  Reports on Form 8-K

     There were no reports for Form 8-K filed by the Company during the quarter ended January 25, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Alpha Technologies Group, Inc.
                                    ------------------------------
                                    (Registrant)


Date:  March 11, 1998          By:  /s/ LAWRENCE BUTLER
     ------------------             ------------------------------
                                    Lawrence Butler
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  March 11, 1998          By:  /s/ JOHNNY J. BLANCHARD
     ------------------             ------------------------------
                                    Johnny J. Blanchard
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

     Exhibit                                                           Page No.
     -------                                                           --------


11.1 Statement re Computation of Per Share Earnings for the quarters ended January 26, 1997 and January 25, 1998.