Form 10-K/A
period 1997-10-26
ALPHA TECHNOLOGIES GROUP INC
filed 1998-04-29
CIK 710807

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            -----------------------
                                  FORM 10-K/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 26, 1997

Commission file number 0-14365
                            -----------------------

                        ALPHA TECHNOLOGIES GROUP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                  76-0079338
   (State or other jurisdiction of        (I.R.S. Employer Identification NO.)
   incorporation or organization)
   9465 Wilshire Blvd., Suite 980
         Beverly Hills, CA                                 90212
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (310) 385-1494
                            -----------------------
        Securities registered under Section 12 (b) of the Exchange Act:
                                     None
        Securities registered under Section 12 (g) of the Exchange Act:
                         Common Stock, $.03 par value
                         ----------------------------
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] NO[_]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                        $20,804,108 at January 20, 1998
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
        Common Stock,  6,693,680 shares outstanding at January 20, 1998
                         ----------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE
     The Company's definitive proxy statement to be filed on or about February 23, 1998 is incorporated by reference into Part III of this report.

------------------------------------------------------------------------

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 26, 1997 as set forth in the pages attached hereto:

          Item 14(a)(3)  Exhibits.

          Exhibit 28.1   Annual Report on Form 11-K for the
                         fiscal year ended October 31, 1997 for the ATGI 401(k) Plan

          Exhibit 28.2 Transition Report on Form 11-K for the short year ended December 31, 1997 for the ATGI 401(k) Plan

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                         ALPHA TECHNOLLGIES GROUP, INC.



                         By: /s/ JOHNNY J. BLANCHARD
                            -------------------------------
                            Johnny J. Blanchard
                            Principal Accounting Officer

Dated:  April 28, 1998

                                 EXHIBIT INDEX


                                                                    Sequentially
Exhibit                                                                 Numbered
Number    Description of Exhibit                                            Page

28.1      Annual Report on Form 11-K for the year ended
          October 31, 1997 for the ATGI 401K PLAN

28.2      Transition Report on Form 11-K for the short year ended
          December 31, 1997 for the ATGI 401K PLAN