Form 10-Q
period 1998-04-26
ALPHA TECHNOLOGIES GROUP INC
filed 1998-06-10
CIK 710807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 26, 1998

                                       OR


[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    76-0079338
--------------------------------------     -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



            9465 Wilshire Blvd., Suite 980, Beverly Hills, CA 90212
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 385-1494
                                 --------------
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.03 par value                            6,695,199
----------------------------                            ---------
          Class                               Outstanding at May 30, 1998

                         ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                 APRIL 26, 1998


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I     FINANCIAL INFORMATION.........................................   3

CONSOLIDATED BALANCE SHEETS - OCTOBER 26, 1997 AND APRIL 26, 1998........   3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS
 ENDED APRIL 27, 1997 AND APRIL 26, 1998.................................   4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
 APRIL 27, 1997 AND APRIL 26, 1998.......................................   5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................   6
MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................   9
PART II - OTHER INFORMATION..............................................  15

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - OCTOBER 26, 1997 AND APRIL 26, 1998

                (In Thousands, Except Share and Per Share Data)

                                                                                        October 26,          April 26,
                                                                                            1997                1998
                                                                                       ------------         ------------
                                                                                                            (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash                                                                                  $   1,707            $   2,076
     Accounts receivable, net                                                                 11,766               12,514
     Inventories, net                                                                          9,781               11,550
     Prepaid expenses                                                                          1,140                1,209
                                                                                           ---------            ---------
          Total current  assets                                                               24,394               27,349

PROPERTY AND EQUIPMENT, at cost                                                               17,341               19,701
     Less - Accumulated depreciation and amortization                                          5,656                6,921
                                                                                           ---------            ---------
          Property and equipment, net                                                         11,685               12,780

GOODWILL, net                                                                                  2,878                2,752

OTHER ASSETS, net                                                                              2,421                2,425
                                                                                           ---------            ---------
                                                                                           $  41,378            $  45,306
                                                                                           =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                                                               $   6,179            $   7,280
     Accrued compensation and related benefits                                                 1,810                1,782
     Other accrued liabilities                                                                 4,580                4,348
     Current portion of long-term debt                                                         1,494                1,441
                                                                                           ---------            ---------
          Total current liabilities                                                           14,063               14,851

REVOLVING CREDIT FACILITY                                                                      5,198                7,403
LONG-TERM DEBT                                                                                 2,865                2,958

OTHER LONG-TERM LIABILITIES                                                                      451                  336

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; shares authorized 180,000                                    -                    -
     Common stock, $.03 par value; shares authorized 17,000,000; issued
          7,700,733 at October 26, 1997 and 7,703,752 at April 26, 1998                          231                  231
     Additional paid-in capital                                                               43,523               43,532
     Retained deficit                                                                        (21,110)             (20,204)
     Cumulative translation adjustment, net of income taxes                                     (125)                 (83)
     Treasury stock, at cost (1,008,553 common shares at October 26, 1997 and
         April 26, 1998)                                                                      (3,718)              (3,718)
                                                                                           ---------            ---------
                                                                                              18,801               19,758
                                                                                           ---------            ---------
                                                                                           $  41,378            $  45,306
                                                                                           =========            =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS
                    ENDED APRIL 27, 1997 AND APRIL 26, 1998

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                                           Quarter Ended                 Six Months Ended
                                                                  -----------------------------------------------------------
                                                                      Restated                       Restated
                                                                     April 27,       April 26       April 27,       April 26,
                                                                        1997           1998            1997            1998
                                                                  ------------      ---------       ---------       ---------
SALES                                                                 $ 19,560        $22,295        $ 36,713         $42,695

COST OF SALES                                                           16,287         17,399          31,052          33,713
                                                                  ------------      ---------       ---------       ---------
     Gross profit                                                        3,273          4,896           5,661           8,982

OPERATING EXPENSES
     Research and development                                              364            686             735           1,176
     Selling, general and administrative                                 3,162          3,451           6,391           6,567
     Other                                                                   -             42             214              42
                                                                  ------------      ---------       ---------       ---------
          Total operating expenses                                       3,526          4,179           7,340           7,785
                                                                  ------------      ---------       ---------       ---------

OPERATING INCOME                                                          (253)           717          (1,679)          1,197

INTEREST AND OTHER INCOME (EXPENSE), net                                  (249)          (208)           (502)           (291)
                                                                  ------------      ---------       ---------       ---------

INCOME (LOSS) BEFORE TAXES                                                (502)           509          (2,181)            906

PROVISION (BENEFIT) FOR INCOME TAXES                                         -              -               -               -
                                                                  ------------      ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME FROM OPERATION
SOLD                                                                      (502)           509          (2,181)            906


INCOME FROM OPERATION SOLD, net of income taxes                             57              -              84               -
                                                                  ------------      ---------       ---------       ---------

NET INCOME (LOSS)                                                        ($445)       $   509         ($2,097)            906
                                                                  ============      =========       =========       =========

BASIC NET INCOME (LOSS) PER SHARE
     Income (loss) before discontinued operation                        ($0.08)       $  0.08          ($0.32)        $  0.14
     Discontinued operation                                           $   0.01              -             .01               -
                                                                  ------------      ---------       ---------       ---------
          Net income (loss)                                            ($0.07)        $  0.08          ($0.31)        $  0.14
                                                                  ============      =========       =========       =========

DILUTED NET INCOME (LOSS) PER SHARE
     Income (loss) before discontinued operation                        ($0.08)       $  0.07          ($0.32)        $  0.13
     Discontinued operation                                           $   0.01              -              01               -
                                                                  ------------      ---------       ---------       ---------
          Net income (loss)                                            ($0.07)        $  0.07          ($0.31)        $  0.13
                                                                  ============      =========       =========       =========

SHARES USED IN COMPUTING NET INCOME (LOSS)
       PER SHARE
             Basic                                                       6,677          6,695           6,676           6,694
                                                                  ============      =========       =========       =========
             Diluted                                                     6,677          6,909           6,676           6,859
                                                                  ============      =========       =========       =========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED APRIL 27, 1997 AND APRIL 26, 1998

                                  (Unaudited)
                                 (In Thousands)

                                                                                          Restated
                                                                                         April 27,              April 26,
                                                                                            1997                  1998
                                                                                   ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                       $ (2,097)             $    906
     Adjustments to reconcile net income to net cash (used)
       By operating activities:
          Depreciation and amortization                                                         1,495                 1,669
          Gain on sale of equipment                                                                 -                   (70)
          Income from operation sold                                                              (84)
          Cumulative translation adjustment                                                         5                    42
     Changes in assets and liabilities:
          (Increase) in accounts receivable                                                       (42)                 (748)
          (Increase) decrease in inventory                                                      1,439                (1,769)
          (Increase) decrease in prepaid expenses                                                 153                    45
          (Increase) in consulting agreement                                                     (592)                    -
          Increase in accounts payable                                                          1,014                 1,101
          (Decrease) in accrued compensation and related benefits                                (100)                  (28)
          (Decrease) in other liabilities                                                        (513)                 (151)
                                                                                   ------------------     -----------------
          Total adjustments                                                                     2,775                    91

          Net cash provided by continuing operations                                              678                   997
          Net cash provided by operations sold                                                    313                     -
                                                                                   ------------------     -----------------
          Net cash provided by operating activities                                               991                   997

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                                -                    88
     Purchase of property and equipment, net                                                   (1,145)               (2,946)
     Change in goodwill                                                                            15                     -
     (Increase) decrease in other assets, net                                                    (262)                  (24)
                                                                                                          -----------------
          Net cash (used) by investing activities                                              (1,392)               (2,882)
                                                                                   ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                        36                     9
     Proceeds from revolving credit lines                                                      33,292                34,271
     Payments on revolving credit lines                                                       (35,561)              (32,066)
     Proceeds from term debt                                                                    2,171                   580
     Payments on term debt                                                                       (686)                 (540)
                                                                                   ------------------     -----------------
          Net cash provided (used) by financing activities                                      (748 )                2,254

NET INCREASE (DECREASE) IN CASH                                                                (1,149)                  369
                                                                                   ------------------     -----------------

CASH, beginning of year                                                                         3,935                 1,707
                                                                                   ------------------     -----------------

CASH, end of period                                                                          $  2,786              $  2,076
                                                                                   ==================     =================


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

The thermal management segment's products, principally heat sinks, serve the microprocessor, computer, consumer electronics, transportation, power supply, aerospace and defense industries. Heat sinks are primarily fabricated aluminum extrusions that have high surface area to volume ratios and are engineered to dissipate unwanted heat generated by electronic components. The connector segment's products, the majority of which are custom manufactured to meet rigid specifications, serve the aerospace, automotive, communications, defense, factory automation, industrial controls, medical electronics, process instrumentation and test/measurement industries. Connectors are electro-mechanical devices that permit electronic subassemblies, such as printed circuit boards, power supplies and input-output wire harnesses/cable assemblies, to be coupled and separated. The subsystem business serves the military, telecommunications and certain commercial markets. Subsystems are operational sub-units integrated into major networks for data transmission, retrieval and transfer.

The thermal management business is conducted through the Company's wholly-owned subsidiary, Wakefield Engineering, Inc. ("Wakefield") which includes the Wakefield-Temecula division, Wakefield Extrusion, Inc. ("Wakefield Extrusion") and Lockhart Industries, Inc. ("Lockhart"). The connector business is conducted through the Company's wholly-owned subsidiary, Uni-Star Industries, Inc. ("Uni-Star"), which does business as Microdot Connectors, and its two foreign subsidiaries: Malco Microdot UK Ltd, Malco Microdot France SARL. During fiscal 1997, the Company's electronics systems business, which operates as Malco, was transferred from Uni-Star to a newly formed Delaware corporation, Malco, Inc. See 4. "Business Segment Information".

The Company was incorporated as Synercom Technology, Inc., in Texas in 1969 and was reincorporated in Delaware in 1983. In 1993, the Company began its transformation from a software company to its current businesses. Since October 1993, the Company has grown through a combination of acquisitions and internal growth. In September of 1994, the Company sold the remaining aspects of its software and related services business. In April 1995, the name of the corporation was changed to Alpha Technologies Group, Inc.

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

(3)   INVENTORIES

      Inventories consisted of the following on        October 26,    April 26,
      (in thousands):                                     1997          1998
                                                     ------------    ----------
       Raw materials and components                     $   5,537    $    5,489
       Work in process                                      3,785         5,316
       Finished goods                                       2,328         3,056
                                                     ------------    ----------
                                                           11,650        13,861
         Valuation reserve                                 (1,869)       (2,311)
                                                     ------------    ----------
                                                        $   9,781    $   11,550
                                                     ============    ==========

(4)    BUSINESS SEGMENT INFORMATION

  Summarized financial information by business segment (in thousands):


                                                            Quarter Ended                                 Six Months Ended
                                             --------------------------------------------   --------------------------------------
                                                   Restated                                       Restated
                                                  April  27,               April 26,              April 27,               April 26,
                                                     1997                     1998                   1997                    1998
Net sales:
----------
   Thermal management products                       $15,363                 $17,575                $28,575                 $33,366
   Connector products                                  2,677                   3,134                  5,138                   6,490
   Subsystems                                          1,520                   1,586                  3,000                   2,839
                                                     -------                 -------                -------                 -------
        Total                                         19,560                  22,295                 36,713                  42,695
                                                     =======                 =======                =======                 =======

Operating income (loss):
----------------------
   Thermal management products                           445                     736                   (262)                  1,311
   Connector products                                   (394)                    112                   (815)                    234
   Subsystems                                              5                     189                     26                     260
   Corporate                                            (309)                   (320)                  (628)                   (608)

                                                     -------                 -------                -------                 -------
        Total                                           (253)                    717                 (1,679)                  1,197
                                                     =======                 =======                =======                 =======

Interest expense:
----------------
   Thermal management products                           253                     225                    533                     444
   Connector products                                     50                       2                     98                       6
   Subsystems                                              0                       8                      0                       8
                                                     -------                 -------                -------                 -------
        Total                                            303                     235                    631                     458
                                                     =======                 =======                =======                 =======

Total assets:
------------
   Thermal management products                        30,140                  31,951                 30,140                  31,951
   Connector products                                  7,687                   6,361                  7,687                   6,361
   Subsystems                                          2,367                   3,755                  2,367                   3,755
   Corporate                                           4,212                   3,239                  4,212                   3,239
                                                     -------                 -------                -------                 -------
        Total                                         44,406                  45,306                 44,406                  45,306
                                                     =======                 =======                =======                 =======

Depreciation and amortization:
-----------------------------
   Thermal management products                           604                     779                  1,136                   1,347
   Connector products                                    164                     118                    273                     235
   Subsystems                                             38                      37                     77                      74
   Corporate                                               4                       5                      9                      13
                                                     -------                 -------                -------                 -------
        Total                                            810                     939                  1,495                   1,669
                                                     =======                 =======                =======                 =======

Capital Expenditures:
--------------------
   Thermal management products                           377                   1,628                    873                   2,733
   Connector products                                    127                      91                    222                     193
   Subsystems                                              -                      24                     11                      30
   Corporate                                              37                       -                     39                       -
                                                     -------                 -------                -------                 -------
        Total                                            541                   1.743                  1,145                   2,956
                                                     =======                 =======                =======                 =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Quarter to Quarter Comparison

     Net Income/Loss. Net income for the second quarter of fiscal 1998 was $509,000 which included a $42,000 restructuring charge related to severance payments made at the Company's connector operations. This compares to a net loss from continuing operations of $502,000 for the 1997 quarter. This improvement is primarily the result of a company wide increase of gross profit percentage from 17% in last year's second quarter to 22% in this year's, revenue growth in the thermal management and connector segments and control of expenses, including headcount reductions.

     Net income from thermal management operations for the second quarter of fiscal 1998, before the allocation of Alpha corporate expenses ("corporate allocation"), was $519,000 compared to net income of $186,000 for the fiscal 1997 quarter. Results from operations benefitted from an increase in sales without a corresponding increase in overhead and operating expenses (resulting, in part, from the consolidation of manufacturing facilities).

     Net income from the connector products segment for the second quarter of fiscal 1998, before corporate allocation, was $113,000 including a $42,000 restructuring charge related to severance payments. For the second quarter of fiscal 1997, net loss from continuing operations for the connector products segment, before corporate allocation, was $433,000. The increase in the results of operations in the fiscal 1998 quarter compared to the fiscal 1997 quarter was primarily due to increased sales, higher gross profits and improved expense management.

     Net income from the Company's subsystems operation for the second quarter of fiscal 1998, before corporate allocation, was $184,000 compared to $2,000 for the second quarter of fiscal 1997. The increase in earnings for the fiscal 1998 quarter compared to the fiscal 1997 quarter was primarily due to the effects of the restructuring of this business, which included a reduction in headcount and the outsourcing of many components in the third quarter of fiscal 1997. The subsystems business now designs and assembles purchased components which has resulted in higher gross profits and lower operating expenses. Additionally, this segment raised prices for certain products which were previously being sold at lower than acceptable margins.

     Sales. The Company's sales for the second quarter of fiscal 1998 increased $2,735,000, or 14.0%, to $22,295,000 from $19,560,000 for same period of fiscal
1997. Thermal management sales increased 14.4% to $17,575,000 for the fiscal 1998 quarter from $15,363,000 the second quarter of fiscal 1997 primarily due to an increase in sales of extruded heat sinks and Penquin(TM) Cooler heat sinks. Sales of extruded heat sinks and Penquin(TM) cooler heat sinks increased due to better penetration of certain customer accounts, increased capacity and growth in the market for these products. However, the Company experienced a substantial decrease in thermal management products bookings in May, 1998. Management believes that its bookings shortfall reflects the slowdown in the personal computer industry as well as increased competition from Asian manufacturers. Management currently expects that the decreased bookings will adversely affect the Company's fiscal 1998 third quarter sales and profit performance in comparison to the second quarter of fiscal 1998, and is curently evaluating cost reduction measures in the thermal management segment while the slowdown persists. As a result, the Company currently expects to achieve approximately break-even results for its third quarter. The Company, however, is continuing to invest in its next generation of thermal management products, which is based on convoluted fin technology.

     Connector sales were $3,134,000 during the second quarter of fiscal 1998 compared to $2,677,000 during the prior fiscal year, a 17.1% increase. Management believes that this increase was primarily caused by increased demand and improved efforts (and replacement) of sales representative firms for connector products.

     Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the second quarter of fiscal 1998 was 22.0% compared to 16.7% for the 1997 fiscal quarter. The thermal management segment's gross profit percentage increased to 20.3% from 18.2% for fiscal 1998 second quarter as a result of higher sales volume and programs to enhance productivity and lower costs. In the second quarter of fiscal 1998, the thermal management business' gross profit percentage increased despite additional labor costs incurred as a result of manufacturing inefficiencies at its Fall River, MA manufacturing facility which were partly due to the consolidation of the Wakefield, MA facility into the Fall River, MA and Temecula, CA facilities. The consolidation is near completion and the manufacturing inefficiencies have been corrected.

     The connector products segment's gross profit percentage increased to 25.7% for the second quarter of fiscal 1998 from 9.1% for the 1997 quarter. This increase is attributable to higher sales volume and better production planning which resulted from increased backlog during fiscal 1997.

     The gross profit percentage at the Company's subsystems operation increased to 33.2% for the second quarter of fiscal 1998 from 15.8% for the 1997 quarter primarily as a result of the shift in business strategy implemented in June 1997 and increased prices.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended April 26, 1998 were $3,451,000, or 15.5% of sales, compared to $3,162,000, or 16.2% of sales, for the prior year quarter. Selling, general and administrative expenses as a percentage of sales decreased due to higher sales volume without a proportionate increase in these expenses due to improved control of expenses.

Restructuring and Other Expenses.   During the second quarter of fiscal 1998,
the Company incurred restructuring charges of $42,000 related to downsizing severance payments at the Company's connector subsidiary.

  Interest and Other Income (Net). Interest expense was $303,000 and $235,000 for the fiscal 1997 and 1998 quarters, respectively. This decrease was due to a lower average outstanding borrowing base due to higher sales and improved results of operations.


Six Months to Six Months Comparison

Net Income/Loss. Net income for the first six months of fiscal 1998 was $906,000 which included a restructuring charge of $42,000 in the second quarter related to severance payments, a gain of $70,000 from the sale of equipment and other income of $59,000. This compares to a net loss from continuing operations of $2,181,000 for the 1997 period which included a $214,000 restructuring charge related to severance payments and $588,000 in additional inventory reserves. This improvement is primarily the result of increases in gross profit in all segments and revenue growth.

     Net income from thermal management operations for the first six months of fiscal 1998, before the allocation of Alpha corporate expenses ("corporate allocation"), was $875,000 compared to a net loss of $801,000 for the 1997 period. The 1997 loss included a charge for severance payments of $172,000 and additional inventory reserves of $588,000. The additional inventory reserves recorded in the first six months of fiscal 1997 were recognized to fully reserve the cost of certain custom products which were built in anticipation of orders which have not been received. Results from operations, excluding the restructuring and inventory reserve charges, increased primarily due to increased sales and higher gross profits.

     Net income from the connector products segment for the first six months of fiscal 1998, before corporate allocation, was $354,000 including a $42,000 restructuring charge related to severance payments and $70,000 related to a gain on the sale of certain equipment. For the first six months of fiscal 1997, net loss from continuing operations of the connector products segment, before corporate allocation, was $864,000 which included $34,000 related to severance payments. The increase in the results of operations in the first six months of fiscal 1998 compared to the 1997 period was primarily due to increased sales, higher gross profits and improved expense management.

     Net income from the Company's subsystems operation for the first six months of fiscal 1998, before corporate allocation, was $258,000 compared to $23,000 for the first six months of fiscal 1997. The increase in earnings in the fiscal 1998 period compared to the fiscal 1997 period was primarily due to the restructuring of this business, which included a reduction in headcount and the outsourcing of many components, in the third quarter of fiscal 1997. The subsystems business now designs and assembles purchased components which has resulted in higher gross profits and lower operating expenses.

Additionally, this segment raised prices for certain products which were previously being sold at lower than acceptable margins.

  Sales. The Company's sales for the first six months of fiscal 1998 increased $5,982,000, or 16.3%, to $42,695,000 from $36,713,000 for same period of fiscal
1997. Thermal management sales increased 16.8% to $33,366,000 for the fiscal 1998 period from $28,575,000 the first six months of fiscal 1997 primarily due to an increase in sales of extruded heat sinks, Penquin cooler heat sinks and an increase in sales by the Company's Lockhart subsidiary which serves the active cooling market. Sales of extruded heat sinks and Penquin cooler heat sinks increased due to better penetration of certain customer accounts, increased capacity and growth in the market for these products. However, the Company experienced a substantial decrease in thermal management products bookings in May, 1998. Management believes that its bookings shortfall reflects the slowdown in the personal computer industry as well as increased competition from Asian manufacturers. Management currently expects that the decreased bookings will adversely affect the Company's fiscal 1998 third quarter sales and profit performance in comparison to the second quarter of fiscal 1998, and is curently evaluating cost reduction measures in the thermal management segment while the slowdown persists. As a result, the Company currently expects to achieve approximately break-even results for its third quarter. The Company, however, is continuing to invest in its next generation of thermal management products, which is based on convoluted fin technology.

     Connector sales were $6,490,000 during the first six months of fiscal 1998 compared to $5,138,000 during the prior fiscal year period, a 26.3% increase. Management believes that this increase was primarily caused by increased demand and improved efforts (and replacement) of sales representative firms for connector products.

     Subsystems sales were $2,839,000 during the first six months of fiscal 1998 compared to $3,000,000 during the prior fiscal year. The decrease in sales was due to the loss of customers who did not accept the Company's new pricing policies. However, the gross profits in this business improved substantially due to the restructuring implemented in the third quarter of fiscal 1997.

          Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the first six months of fiscal 1998 was 21.0% compared to 15.4% (including the effect of the $588,000 inventory reserve taken) for the 1997 fiscal period. The thermal management segment's gross profit percentage was 19.4% and 18.1% (excluding the effect of the additional inventory reserve) for fiscal 1998 and 1997's first six months, respectively. This increase was due to higher sales volume and the effects of programs to enhance productivity and lower costs. In the first half of fiscal 1998, the thermal management business' gross profit percentage increased despite additional labor costs that was incurred as a result of manufacturing inefficiencies at its Fall River, MA manufacturing facility. These inefficiencies were partly due to the consolidation of the Wakefield, MA facility into the Fall River, MA and Temecula, CA facilities. The consolidation is near completion and the manufacturing inefficiencies have been corrected.

  The connector products segment's gross profit percentage increased to 25.5% for the first six months of fiscal 1998 from 11.3% for the 1997 period. This increase is attributable to higher sales volume and better production planning as a result of the improved backlog.

  The gross profit percentage at the Company's subsystems operation increased to 30.2% for the first six months of fiscal 1998 from 16.5% for the 1997 period primarily as a result of the shift in business strategy and increased prices.

  Selling, General and Administrative Expense. Selling, general and administrative expenses for the six months ended April 26, 1998 were $6,567,000, or 15.4% of sales, compared to $6,391,000, or 17.4% of sales, for the prior year period. Selling, general and administrative expenses as a percentage of sales decreased due to higher sales volume without a proportionate increase in selling, general, and administrative expenses due to improved control of expenses.

  Restructuring and Other Expenses.   During the second quarter of fiscal 1998,
the Company incurred a restructuring charge of $42,000 which related to downsizing severance payments at the Company's connector subsidiary. During the fiscal 1997 quarter, the Company incurred restructuring charges of $214,000, which related to downsizing throughout the company.

  Interest and Other Income (Net).   Interest expense was $631,000 and $458,000
for the first six months of fiscal 1997 and 1998, respectively. This decrease was due to a lower average outstanding borrowing base. The Company recorded other income for the first six months of $142,000 which was primarily a result of a gain on the sale of equipment by the connector segment's operation in South Pasadena, CA.

LIQUIDITY AND CAPITAL RESOURCES

  On April 26, 1998, the Company had cash of approximately $2,076,000 compared to $1,707,000 on October 26, 1997. Cash provided by operations and proceeds from the Company's credit facilities were used for purchases of capital equipment.

  For the six months ended April 26, 1998, $997,000 was provided by operating activities primarily from (i) net income and (ii) an increase in accounts payable. Capital equipment purchases of $2,946,000 were made to improve manufacturing capability, replace existing machinery which had reached its end of life and to automate certain processes.

  Effective January 1, 1998, Wakefield, Wakefield Extrusion, Lockhart and Malco (hereinafter referred to as "Borrowers")became parties to an amended loan agreement (the "Agreement") with a commercial bank which provides for revolving loans of up to $9,000,000, with the ability to increase upon request to

$12,000,000, and an equipment acquisition facility of $3.2 million. In May 1998, the Company increased the amount available under the revolving loan to $10,000,000. The advances on the revolving loans are based on the eligible accounts receivable and inventories of Borrowers. The advances on the equipment acquisition facility may be used for the purpose of funding capital equipment purchases by the Borrowers. In addition, there are two term loans existing under the Agreement in the original amounts of $2,250,000 and $1,900,000.

  On April 26, 1998, $7,403,000 was drawn on the revolving credit facility. Interest on $6,750,000 of the revolving credit facility accrues at the relevant adjusted LIBOR rate plus 2.5% (8.125% per annum on April 26, 1998), and the remainder of the revolving credit facility accrues interest at the bank's prime rate plus .5% (9% per annum on April 26, 1998). There is an unused line fee equal to .5% per annum on the difference between $10,000,000 (or $12,000,000 when increased) and the average daily outstanding principal balance of Revolving Loans during each of the Company's fiscal quarters payable quarterly in arrears on the first day of each fiscal quarter. The $2,250,000 term note accrues interest at 8.75% per annum and is payable in fifty-nine (59) equal monthly installments of $37,500 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 11, 2001, together, in each instance, with interest thereon to the date of payment. On April 26, 1998, $ 1,813,000 was outstanding on the $2,250,000 term loan. The $1,900,000 term loan accrues interest at 8.85%, and is payable in eighty-three (83) equal monthly installments of $22,619 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 29, 2003, together, in each instance, with interest thereon to the date of payment. On April 26, 1998, $1,509,000 was outstanding on the $1,900,000 term note. As of April 26, 1998, $580,000 was outstanding on the $3.2 million equipment acquisition facility. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of Borrowers which in aggregate total $35,706,000 on April 26, 1998. Borrowers' credit facilities will expire on December 31, 1999.

     The Company has entered into interest swap agreements as a means of managing its interest rate exposure. The agreements effectively fixed the interest rate on floating rate debt at a rate of 8.75% for a notional principal amount of $2,250,000 through November 1, 2001, and at a rate of 8.85% for a notional principal amount of $1,900,000 through October 29, 2003. On April 26, 1998, the carrying value of the related debt approximated the fair value of the debt including the swap agreements. Net amounts paid or received are reflected in interest expense.

  Working capital on April 26, 1998 was $12,498,000 compared to $10,331,000 on October 26, 1997. The increase in working capital is attributable to an increase in current assets funded by an increase in the Company's long term revolving credit facility. The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities is sufficient to fund its operations, including the thermal management consolidation, in the near-term.

PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders held on April 21, 1998 in Los Angeles, CA, the stockholders elected the following management nominees:


     Nominee                    Votes For       Votes Withheld
     -------                    ---------       --------------
     Marshall D. Butler         5,994,816           47,813
     Lawrence Butler            5,995,516           47,113
     Donald K. Grierson         5,996,116           46,513
     Frederic A. Heim           5,876,569          166,060
     Dr. Kenneth W. Rind        5,996,116           46,513
     Michael J. Konigsberg      5,995,116           47,513

In addition, the stockholders approved the amendment to the 1994 Stock Option Plan to increase the number of shares which may be granted thereunder:

     Votes For             Votes Against    Votes Withheld
     ----------            -------------    --------------

     5,254,925                699,578           28,121

ITEM 6.       Exhibits and Reports on Form 8-K



(a)  Exhibits
     --------

          10.24 Lease modification and extension agreement date February 4, 1998 by and between Richard J. Tobin as Trustee u/d/t dated June 15, 1981 and entitled "J L N Realty Trust" and Wakefield Engineering, Inc.

          10.25 Employment agreement dated March 23, 1998 between Robert Streiter and Uni-Star Industries, Inc.

          10.26  ATGI 401(k) plan as amended

          10.27 Lease dated April 30, 1998 between Cummings Properties Management, Inc. and Wakefield Engineering, Inc.

          11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended April 27, 1997 and April 26, 1998.

          27     Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     There were no reports for Form 8-K filed by the Company during the quarter ended April 26, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Alpha Technologies Group, Inc.
                                      ---------------------------------
                                      (Registrant)



Date:  June 10, 1998                  By:/s/ Lawrence Butler
     --------------------------          ------------------------------
                                         Lawrence Butler
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: June 10, 1998                   By: /s/ Johnny J. Blanchard
     --------------------------          -------------------------------
                                         Johnny J. Blanchard
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                           Officer)

EXHIBIT INDEX

     Exhibit                                                           Page No.
     -------                                                           --------

      10.24 Lease modification and extension agreement date 2/4/98 by and between Richard J. Tobin as Trustee u/d/t dated June 15, 1981 and entitled "J L N Realty Trust" and Wakefield Engineering, Inc.

      10.25 Employment agreement dated 3/23/98 between Robert Streiter and Uni-Star Industries, Inc.

      10.26    ATGI 401(k) plan as amended

      10.27 Lease dated April 30, 1998 between Cummings Properties Management, Inc. and Wakefield Engineering, Inc.

      11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended April 27, 1997 and April 26, 1998.

      27       Financial Data Schedule