Form 10-Q
period 1998-07-26
ALPHA TECHNOLOGIES GROUP INC
filed 1998-09-09
CIK 710807

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 26, 1998

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.03 par value                          6,784,014
       ----------------------------                          ---------
                  Class                          Outstanding at August 31, 1998

                        ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                 July 26, 1998


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION.................................................. 3

CONSOLIDATED BALANCE SHEETS - OCTOBER  26, 1997 AND JULY 26, 1998............. 3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED
  JULY 27, 1997 AND JULY 26, 1998............................................. 4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 27, 1997
  AND JULY 26, 1998........................................................... 5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................... 6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS................................................... 9

PART II - OTHER INFORMATION...................................................15

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - OCTOBER 26, 1997 AND JULY 26, 1998

                (In Thousands, Except Share and Per Share Data)


                                                       October 26,   July 26,
                                                          1997         1998
                                                         --------    --------
                                                                    (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash                                                $  1,707    $  1,999
     Accounts receivable, net                              11,766       9,408
     Inventories, net                                       9,781      11,143
     Prepaid expenses                                       1,140         910
                                                         --------    --------
          Total current  assets                            24,394      23,460

PROPERTY AND EQUIPMENT, at cost                            17,341      20,757
     Less -- Accumulated depreciation and amortization      5,656       7,582
                                                         --------    --------
          Property and equipment, net                      11,685      13,175

GOODWILL, net                                               2,878       2,695
OTHER ASSETS, net                                           2,421       2,401
                                                         --------    --------
                                                         $ 41,378    $ 41,731
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade                             $  6,179    $  4,842
     Accrued compensation and related benefits              1,810       1,752
     Other accrued liabilities                              4,580       2,953
     Current portion of long-term debt                      1,494         777
                                                         --------    --------
          Total current liabilities                        14,063      10,324

REVOLVING CREDIT FACILITY                                   5,198       8,400
LONG-TERM DEBT                                              2,865       3,201

OTHER LONG-TERM LIABILITIES                                   451         294

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; shares
      authorized 180,000                                        -           -
     Common stock, $.03 par value; shares authorized
      17,000,000; issued 7,700,733 at October 26, 1997
      and 7,784,567 at July 26, 1998                          231         233
     Additional paid -- in capital                         43,523      43,750
     Retained deficit                                     (21,110)    (20,657)
     Cumulative translation adjustment, net of
      income taxes                                           (125)        (96)
     Treasury stock, at cost (1,008,553 common shares at
      October 26, 1997 and July 26, 1998)                  (3,718)     (3,718)
                                                         --------    --------
                                                           18,801      19,512
                                                         --------    --------
                                                         $ 41,378    $ 41,731
                                                         ========    ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED
                        JULY 27, 1997 AND JULY 26, 1998

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                                          Quarter Ended               Nine Months Ended
                                                                     -----------------------       -----------------------

                                                                     July 27,        July 26       July 27,       July 26,
                                                                       1997           1998           1997           1998
                                                                     --------       --------       --------       --------
SALES                                                                $ 19,313       $ 17,823       $ 56,026       $ 60,518

COST OF SALES                                                          15,291         14,123         46,343         47,836
                                                                     --------       --------       --------       --------
     Gross profit                                                       4,022          3,700          9,683         12,682

OPERATING EXPENSES
     Research and development                                             396            565          1,131          1,741
     Selling, general and administrative                                3,255          3,241          9,646          9,808
     Other                                                                252            165            466            207
                                                                     --------       --------       --------       --------
          Total operating expenses                                      3,903          3,971         11,243         11,756
                                                                     --------       --------       --------       --------

OPERATING INCOME                                                          119           (271)       (1,560 )           926

INTEREST AND OTHER INCOME (EXPENSE), net                                 (247)          (182)         (749 )         (473 )
                                                                     --------       --------       --------       --------

INCOME (LOSS) BEFORE TAXES                                               (128)          (453)        (2,309)           453

PROVISION (BENEFIT) FOR INCOME TAXES                                        -              -              -              -
                                                                     --------       --------       --------       --------

INCOME (LOSS) BEFORE INCOME FROM OPERATION
SOLD                                                                     (128)          (453)        (2,309)           453

GAIN ON SALE OF DISCONTINUED OPERATION,
          net of income tax                                               610                           610
INCOME (LOSS) FROM OPERATION SOLD,
          net of income tax taxes                                         (30)             -             54
                                                                     --------       --------       --------       --------
NET INCOME (LOSS)                                                    $    452       $   (453)      $ (1,645)           453
                                                                     ========       ========       ========       ========
BASIC NET INCOME (LOSS) PER SHARE
     Income (loss) before discontinued operation                     $  (0.02)      $  (0.07)      $  (0.35)      $   0.07
     Discontinued operation                                              0.09              -           0.10              -
                                                                     --------       --------       --------       --------
          Net income (loss)                                          $   0.07       $  (0.07)      $  (0.25)      $   0.07
                                                                     ========       ========       ========       ========
DILUTED NET INCOME (LOSS) PER SHARE
     Income (loss) before discontinued operation                     $  (0.02)      $  (0.07)      $  (0.35)      $   0.07
     Discontinued operation                                          $   0.09              -           0.10              -
                                                                     --------       --------       --------       --------
          Net income (loss)                                          $   0.07         ($0.07)       ($0.25 )       $  0.07
                                                                     ========       ========       ========       ========
SHARES USED IN COMPUTING NET INCOME (LOSS)
       PER SHARE
             Basic                                                      6,748          6,728          6,679          6,707
                                                                     ========       ========       ========       ========
             Diluted                                                    6,748          6,728          6,679          6,836
                                                                     ========       ========       ========       ========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                        JULY 27, 1997 AND JULY 26, 1998

                                  (Unaudited)
                                (In Thousands)

                                                                                             July 27,              July 26,
                                                                                               1997                  1998
                                                                                             --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                       $ (1,645)             $    453
     Adjustments to reconcile net income to net cash (used)
       By operating activities:
          Depreciation and amortization                                                         2,238                 2,338
          Gain on sale of equipment                                                                 -                   (70)
          Gain on sale of discontinued operation                                                  610
          Income from discontinued operation                                                      (54)
          Stock option compensation expense                                                                              22
          Cumulative translation adjustment                                                       (65)                   28
     Changes in assets and liabilities:
          Decrease in accounts receivable                                                         193                 2,358
          (Increase) decrease in inventory                                                      1,719                (1,362)
          (Increase) decrease in prepaid expenses                                                 (44)                  230
          Increase (decrease) in accounts payable                                                 109                (1,337)
          (Decrease) in accrued compensation and related benefits                                (339)                  (58)
          (Decrease) in other liabilities                                                      (1,126)               (1,525)
                                                                                             --------              --------
          Total adjustments                                                                     2,021                   624

          Net cash provided by continuing operations                                              376                 1,077
          Net cash provided by operations sold                                                    313                     -
                                                                                             --------              --------
          Net cash provided by operating activities                                               689                 1,077

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of discontinued operation (Footnote 2)                                  2,100
     Proceeds from sale of equipment                                                                -                    88
     Purchase of property and equipment, net                                                   (1,231)               (3,889)
     Change in goodwill                                                                           (58)                    -
     (Increase) decrease in other assets, net                                                      40                   (13)
                                                                                             --------              --------
          Net cash provided (used) by investing activities                                        851                (3,814)
                                                                                             --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                        36                   208
     Proceeds from revolving credit lines                                                      48,870                47,549
     Payments on revolving credit lines                                                       (52,170)              (44,347)
     Proceeds from term debt                                                                    2,171                   920
     Payments on term debt                                                                     (1,388)               (1,301)
                                                                                             --------              --------
          Net cash provided (used) by financing activities                                     (2,481)                3,029

NET INCREASE (DECREASE) IN CASH                                                                  (941)                  292
                                                                                             --------              --------
CASH, beginning of year                                                                         3,935                 1,707
                                                                                             --------              --------

CASH, end of period                                                                          $  2,994              $  1,999
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

The thermal management segment's products, principally heat sinks, serve the microprocessor, computer, consumer electronics, transportation, power supply, aerospace and defense industries. Heat sinks are primarily fabricated aluminum extrusions that have high surface area to volume ratios and are engineered to dissipate unwanted heat generated by electronic components. The connector segment's products, the majority of which are custom manufactured to meet rigid specifications, serve the aerospace, automotive, communications, defense, factory automation, industrial controls, medical electronics, process instrumentation and test/measurement industries. Connectors are electro-mechanical devices that permit electronic subassemblies, such as printed circuit boards, power supplies and input-output wire harnesses/cable assemblies to be coupled and separated. The subsystem business serves the military, telecommunications and certain commercial markets. Subsystems are operational sub-units integrated into major networks for data transmission, retrieval and transfer.

The thermal management business is conducted through the Company's wholly-owned subsidiary, Wakefield Engineering, Inc. ("Wakefield") which includes the Wakefield-Temecula division, Wakefield Extrusion Corp. ("Wakefield Extrusion") and Lockhart Industries, Inc. ("Lockhart"). The connector business is conducted through the Company's wholly-owned subsidiary, Uni-Star Industries, Inc. ("Uni-Star"), which does business as Microdot Connectors, and its two foreign subsidiaries: Microdot Connectors Europe, Ltd. (formerly: Malco Microdot UK
Ltd), and Malco Microdot France SARL. During July of 1998, management began the consolidation of the connector segment's European operations. The connector segment's manufacturing operations in France will be consolidated into its operations in the United Kingdom. However, a sales office will be maintained in France to service its European customers. During fiscal 1997, the Company's electronics sub-systems business, which operates as Malco, was transferred from Uni-Star to a newly formed Delaware corporation, Malco, Inc. See 4. "Business Segment Information".

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


(3)  INVENTORIES

     Inventories consisted of the following on        October 26,     July 26,
     (in thousands):                                     1997           1998
                                                        -------       -------
         Raw materials and components                   $ 5,537       $ 4,656
         Work in process                                  3,785         5,558
         Finished goods                                   2,328         3,056
                                                        -------       -------
                                                         11,650        13,270
         Valuation reserve                               (1,869)       (2,127)
                                                        -------       -------
                                                        $ 9,781       $11,143
                                                        =======       =======

(4)  BUSINESS SEGMENT INFORMATION

     Summarized financial information by business segment (in thousands):


                                                            Quarter Ended                                Nine Months Ended
                                                            -------------                                -----------------
                                                    July 27,               July 26,                July 27,                July 26,
                                                      1997                   1998                    1997                    1998
                                                     -------                -------                 -------                 -------

Net sales:
   Thermal management products                       $14,890                $13,226                 $43,465                 $46,592
   Connector products                                  3,272                  3,127                   8,410                   9,617
   Subsystems                                          1,151                  1,470                   4,151                   4,309
                                                     -------                -------                 -------                 -------
          Total                                       19,313                 17,823                  56,026                  60,518
                                                     =======                =======                 =======                 =======
Operating income (loss):
   Thermal management products                           757                   (350)                    495                     961
   Connector products                                    (85)                   234                    (900)                    468
   Subsystems                                           (240)                   126                    (214)                    386
   Corporate                                            (313)                  (281)                   (941)                   (889)
                                                     -------                -------                 -------                 -------
          Total                                          119                   (271)                 (1,560)                    926
                                                     =======                =======                 =======                 =======
Interest expense:
   Thermal management products                           257                    238                     790                     682
   Connector products                                     48                      3                     146                       9
   Subsystems                                              0                     14                       0                      22
                                                     -------                -------                 -------                 -------
          Total                                          305                    255                     936                     713
                                                     =======                =======                 =======                 =======
Total assets:
   Thermal management products                        28,692                 28,701                  28,692                  28,701
   Connector products                                  6,758                  6,731                   6,758                   6,731
   Subsystems                                          2,078                  3,486                   2,078                   3,486
   Corporate                                           4,836                  2,813                   4,836                   2,813
                                                     -------                -------                 -------                 -------
          Total                                       42,364                 41,731                  42,364                  41,731
                                                     =======                =======                 =======                 =======
Depreciation and amortization:
   Thermal management products                           577                    660                   1,713                   1,856
   Connector products                                    121                    116                     394                     351
   Subsystems                                             39                     39                     116                     113
   Corporate                                               6                      5                      15                      18
                                                     -------                -------                 -------                 -------
          Total                                          743                    820                   2,238                   2,338
                                                     =======                =======                 =======                 =======
Capital Expenditures:
   Thermal management products                           145                    592                   1,018                   3,321
   Connector products                                     28                    289                     250                     482
   Subsystems                                              -                     56                      11                      86
   Corporate                                              10                      -                      49                       -
                                                     -------                -------                 -------                 -------
          Total                                          183                    937                   1,328                   3,889
                                                     =======                =======                 =======                 =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Quarter to Quarter Comparison

     Net Income/Loss. Net loss for the third quarter of fiscal 1998 was $453,000 which included a $165,000 restructuring charge related to severance payments made at the Company's connector operations and restructuring expenses estimated in connection with closing the connector company's manufacturing operation in France. This compares to a net loss from continuing operations of $128,000 for the 1997 quarter which included $252,000 in restructuring and other expenses. The loss is primarily the result of reduced thermal management sales caused by a slowdown in the computer industry and a decrease in prices and volume due to additional competition from Asian manufacturers.

     Net loss from thermal management operations for the third quarter of fiscal 1998, before the allocation of Alpha corporate expenses ("corporate allocation"), was $608,000 compared to net income of $499,000 for the fiscal 1997 quarter. The decrease in the results from operations was due to the aforementioned increase in competition from Asian manufacturers and a slow down in the computer industry.

     Net income from the connector products segment for the third quarter of fiscal 1998, before corporate allocation, was $308,000 including the $165,000 restructuring charge described above. For the third quarter of fiscal 1997, net loss from continuing operations for the connector products segment, before corporate allocation, was $148,000 which included $132,000 in severance payments and other expenses related to a management change at Uni-Star. The increase in the results of operations in the fiscal 1998 quarter compared to the fiscal 1997 quarter was primarily due to higher gross profits and improved expense management.

     Net income from the Company's subsystems operation for the third quarter of fiscal 1998, before corporate allocation, was $107,000 compared to a $240,000 loss for the third quarter of fiscal 1997. The loss for the 1997 quarter included $120,000 related to the downsizing severance payments and the write off of certain equipment. The increase in earnings for the fiscal 1998 quarter compared to the fiscal 1997 quarter was primarily due to the effects of the restructuring of this business, which included a reduction in headcount and the outsourcing of many components. The subsystems business now designs and assembles purchased components, which has resulted in higher gross profits and lower operating expenses. Additionally, this segment raised prices for certain products, which were previously being sold at lower than acceptable margins.

     Sales. The Company's sales for the third quarter of fiscal 1998 decreased $1,490,000, or 7.7%, to $17,823,000 from $19,313,000 for same period of fiscal
1997. Thermal management sales decreased 11.2% to $13,226,000 for the fiscal 1998 quarter from $14,890,000 the third quarter of fiscal 1997 due to a decrease in sales of Penquin(TM) cooler heat sinks which was partially offset by an increase in sales of extruded heat sinks. Sales of Penquin (TM) cooler heat sinks, which serve the microprocessor market, decreased due to an increase in competition from Asian manufacturers, which resulted in lower unit sales prices and lower volumes. Sales of extruded heat sinks increased due to better penetration of certain customer accounts, increased capacity and growth in the market for these products.

     During the third quarter, the Company experienced a substantial decrease in bookings for Penquin (TM) cooler heat sinks. Management currently expects that the decreased bookings will adversely effect the Company's fiscal 1998 fourth quarter sales and profits. However, the Company has taken steps to reduce operating expenses at its thermal management business to reflect the anticipated reduction in sales. The Company is continuing to invest in its next generation of thermal management products, which is based on convoluted fin technology. If the new product line receives wide customer acceptance, the company will require additional sources of financing to expand this product line.

     Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the third quarter of fiscal 1998 and 1997 was 20.8%. The thermal management segment's gross profit percentage decreased to 16.0% from 21.1% for fiscal 1998 third quarter as a result of lower sales volume and manufacturing inefficiencies at the company's Fall River plant. However, the connector products segment's gross profit percentage increased to 34.7% for the third quarter of fiscal 1998 from 24.0% for the 1997 quarter. This increase is attributable to a reduction in head count and operating expenses.

     The gross profit percentage at the Company's subsystems operation increased to 33.8% for the third quarter of fiscal 1998 from 8.9% for the 1997 quarter primarily as a result of the shift in business strategy implemented in June 1997 and increased prices.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended July 26, 1998 were $3,241,000, or 18.2% of sales, compared to $3,255,000, or 16.8% of sales, for the prior year quarter. Selling, general and administrative expenses as a percentage of sales increased due to lower sales volume without a proportionate decrease in these expenses.

     Restructuring and Other Expenses.   During the third quarter of fiscal
1998, the Company incurred restructuring charges of $165,000 related to downsizing severance payments made by the connector segments operation in South Pasadena, California and severance payments and estimated expenses incurred in connection with the closing of the Company's connector subsidiary in France. During July of 1998, management began the consolidation of the connector segment's European operations. The connector segment's manufacturing operations in France will be consolidated into its operations in the United Kingdom. However, a sales office will be maintained in France to service its European customers. Other operating expenses for the 1997 quarter consisted of $120,000 related to the downsizing at the Company's Malco facility including severance costs and the write off of net book value of certain equipment. This facility now focuses on its subsystems business and will outsource various manufacturing processes. In addition, during the 1997 quarter the company recorded other operating expenses of $132,000 related to severance and other costs recorded in connection with a management change at Uni-Star.

     Interest and Other Income (Net). Interest expense was $255,000 and $305,000 for the fiscal 1998 and 1997 quarters, respectively. This decrease was due to a lower average effective interest rate paid on the outstanding borrowing base.

Nine Months to Nine Months Comparison

     Net Income/Loss. Net income for the first nine months of fiscal 1998 was $453,000 which included restructuring charges of $207,000 related to downsizing severance payments made at the Company's connector operations in South Pasadena, California and estimated restructuring expenses in connection with closing the connector company's manufacturing operation in France, a gain of $70,000 from the sale of equipment and other income of $122,000. This compares to a net loss from continuing operations of $2,309,000 for the 1997 period which included a $466,000 restructuring charge related to severance payments and $588,000 in additional inventory reserves. This improvement is primarily the result of increases in gross profit and revenue growth.

     Net income from thermal management operations for the first nine months of fiscal 1998, before the allocation of Alpha corporate expenses ("corporate allocation"), was $267,000 compared to a net loss of $302,000 for the 1997 period. The 1997 loss included a charge for severance payments of $172,000 and additional inventory reserves of $588,000. The additional inventory reserves recorded in the first nine months of fiscal 1997 were recognized to fully reserve the cost of certain custom products, which were built in anticipation of orders which were not received. Results from operations, excluding the restructuring and inventory reserve charges, decreased primarily due to a decrease in sales and gross profits in the third quarter.

     Net income from the connector products segment for the first nine months of fiscal 1998, before corporate allocation, was $662,000 which included $207,000 in restructuring charges related to severance payments and estimated expenses in connection with the closure of the connector segment's operation in France and $70,000 related to a gain on the sale of certain equipment. For the first nine months of fiscal 1997, net loss from continuing operations of the connector products segment, before corporate allocation, was $1,012,000 which included $166,000 related to severance payments and other expenses incurred in connection with a management change. The increase in the results of operations in the first nine months of fiscal 1998 compared to the 1997 period was primarily due to increased sales, higher gross profits and improved expense management.

     Net income from the Company's subsystems operation for the first nine months of fiscal 1998, before corporate allocation, was $365,000 compared to a $214,000 loss for the 1997 nine month period. The loss for the 1997 quarter included $120,000 related to the downsizing severance payments and the write off of certain equipment. The increase in earnings in the fiscal 1998 period compared to the fiscal 1997 period was primarily due to the restructuring of this business, which included a reduction in headcount and the outsourcing of many components, in the third quarter of fiscal 1997. The subsystems business now designs and assembles purchased components which has resulted in higher gross profits and lower operating expenses. Additionally, this segment raised prices for certain products, which were previously being sold at lower than acceptable margins.

     Sales. The Company's sales for the first nine months of fiscal 1998 increased $4,492,000, or 8.0%, to $60,518,000 from $56,026,000 for same period of fiscal 1997. Thermal management sales increased 7.2% to $46,592,000 for the fiscal 1998 period from $43,465,000 the first nine months of fiscal 1997 primarily due to an increase in sales of extruded heat sinks and an increase in sales by the Company's Lockhart subsidiary which serves the active cooling market. Sales of extruded heat sinks increased due to better penetration of certain customer accounts, increased capacity and growth in the market for these products.

     During the third quarter, the Company experienced a substantial decrease in bookings for Penquin (TM) cooler heat sinks. Management believes that its bookings shortfall reflects the slowdown in the personal computer industry as well as increased competition from Asian manufacturers. Management currently expects that the decreased bookings will adversely affect the Company's fiscal 1998 fourth quarter sales and profit performance and has taken cost reduction measures in the thermal management segment. The Company, however, is continuing to invest in its next generation of thermal management products, which is based on convoluted fin technology. If the new product line receives wide customer acceptance, the company will require additional sources of financing to expand this product line.

     Connector sales were $9,617,000 during the first nine months of fiscal 1998 compared to $8,410,000 during the prior fiscal year period, a 14.4% increase. Management believes that this increase was primarily caused by increased demand and improved efforts (and replacement) of sales representative firms for connector products.

     Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the first nine months of fiscal 1998 was 21.0% compared to 18.3% (excluding the effect of the $588,000 inventory reserve taken) for the 1997 fiscal period. The thermal management segment's gross profit percentage was 18.4% and 19.1% (excluding the effect of the additional inventory reserve) for fiscal 1998 and 1997's first nine months, respectively. This decrease was due to the aforementioned decrease in third quarter sales and additional labor costs incurred as a result of manufacturing inefficiencies at the Company's Fall River, MA manufacturing facility.

     The connector products segment's gross profit percentage increased to 28.5% for the first nine months of fiscal 1998 from 16.2% for the 1997 period. This increase is attributable to higher sales volume and better production planning as a result of the improved backlog as well as a decrease in operating expenses.

     The gross profit percentage at the Company's subsystems operation increased to 31.5% for the first nine months of fiscal 1998 from 14.4% for the 1997 period primarily as a result of the shift in business strategy and increased prices.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the nine months ended July 26, 1998 were $9,808,000, or 16.2% of sales, compared to $9,646,000, or 17.2% of sales, for the prior year period. Selling, general and administrative expenses as a percentage of sales decreased due to higher sales volume without a proportionate increase in selling, general, and administrative expenses.

     Restructuring and Other Expenses.   The Company incurred a restructuring
charge of $207,000 which related to downsizing severance payments made by the connector segment's operation in South Pasadena, California and severance payments and estimated expenses incurred in connection with the closing of the Company's connector subsidiary in France. During July of 1998, management began the consolidation of the connector segment's European operations. The connector segment's manufacturing operations in France will be consolidated into its operations in the United Kingdom. However, a sales office will be maintained in France to service its European customers. During the fiscal 1997 nine-month period, the Company incurred restructuring charges of $466,000, which related to downsizing throughout the company.

     Interest and Other Income (Net). Interest expense was $936,000 and $713,000 for the first nine months of fiscal 1997 and 1998, respectively. This decrease was due to a lower average outstanding borrowing base and a lower effective interest rate. The Company recorded other income for the first nine months of $192,000, which was primarily a result of a gain on the sale of equipment by the connector segment's operation in South Pasadena, CA.

LIQUIDITY AND CAPITAL RESOURCES

     On July 26, 1998, the Company had cash of approximately $1,999,000 compared to $1,707,000 on October 26, 1997. Cash provided by operations and proceeds from the Company's credit facilities were used for purchases of capital equipment.

     For the nine months ended July 26, 1998, $1,077,000 was provided by operating activities primarily from (i) net income and (ii) a decrease in accounts receivable. Capital equipment purchases of $4,224,000 were made to improve manufacturing capability, replace existing machinery which had reached its end of life and to automate certain processes.

     The Company is technically in violation of the tangible capital base covenant under its credit facility. However, the Company is working with the lender to cure the violation.

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

     On July 26, 1998, $8,400,000 was drawn on the revolving credit facility. Interest on $7,000,000 of the revolving credit facility accrues at the relevant adjusted LIBOR rate plus 2.5% (7.95% per annum on July 26, 1998), and the remainder of the revolving credit facility accrues interest at the bank's prime rate plus .5% (9% per annum on July 26, 1998). There is an unused line fee equal to .5% per annum on the difference between $10,000,000 (or $12,000,000 when increased) and the average daily outstanding principal balance of Revolving Loans during each of the Company's fiscal quarters payable quarterly in arrears on the first day of each fiscal quarter. The $2,250,000 term note accrues interest at 8.75% per annum and is payable in fifty-nine (59) equal monthly installments of $37,500 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 11, 2001, together, in each instance, with interest thereon to the date of payment. On July 26, 1998, $ 1,500,000 was outstanding on the $2,250,000 term loan. The $1,900,000 term loan accrues interest at 8.85%, and is payable in eighty-three (83) equal monthly installments of $22,619 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 29, 2003, together, in each instance, with interest thereon to the date of payment. On July 26, 1998, $1,438,000 was outstanding on the $1,900,000 term note. As of July 26, 1998, $920,000 was outstanding on the $3.2 million equipment acquisition facility. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of Borrowers which in aggregate total $32,187,000 on July 26, 1998. Borrowers' credit facilities will expire on December 31, 1999.

     The Company has entered into interest swap agreements as a means of managing its interest rate exposure. The agreements effectively fixed the interest rate on floating rate debt at a rate of 8.75% for a notional principal amount of $2,250,000 through November 1, 2001, and at a rate of 8.85% for a notional principal amount of $1,900,000 through October 29, 2003. On July 26, 1998, the carrying value of the related debt approximated the fair value of the debt including the swap agreements. Net amounts paid or received are reflected in interest expense.

     Working capital on July 26, 1998 was $13,136,000 compared to $10,331,000 on October 26, 1997. The increase in working capital is attributable to an increase in current assets funded by an increase in the Company's long term revolving credit facility. The Company's principal source of cash is from borrowings under its credit facilities and from operations. The Company believes that its currently available cash, anticipated cash flow from operations, availability under credit facilities and additional unpledged collateral is sufficient to fund its operations in the near-term. As previously stated, if the Company's new thermal management product line receives wide customer acceptance, the Company will require additional sources of financing to expand this product line.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     During 1997, Aerospace Aluminum Heat Treating, Inc. ("AAHT") instituted an action in the United States District Court for the Central District of California against Soco-Lynch Corporation and the Company's Lockhart subsidiary. AAHT operates a facility neighboring Lockhart's facility in Paramount, California. The complaint alleges that Lockhart released certain hazardous chemicals into the ground, and that some of these chemicals have contaminated the ground and/or groundwater below the AAHT facility and an adjoining property. The compliant also alleges that Soco-Lynch is a supplier of industrial chemicals, and that Soco-Lynch spilled certain chemicals at the AAHT facility. Preliminary investigation indicates that the underground water flows in a direction that would not support AAHT's claims. In addition, because of the depth of the groundwater, even if AAHT's claim were supportable, the Company believes that any release by Lockhart would predate the Company's ownership of Lockhart. The former owner of Lockhart agreed to indemnify the Company against such claims, and has been put on notice of AAHT's compliant. Some discovery has been concluded and additional discovery may be taken. The Company cannot evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any. Lockhart intends to vigorously defend this action.

     There are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          11.1 Statement re Computation of Per Share Earnings for the quarters and nine months ended July 27, 1997 and July 26, 1998.

          27    Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports for Form 8-K filed by the Company during the quarter ended July 26, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Alpha Technologies Group, Inc.
                                       ------------------------------------
                                       (Registrant)



Date:  September 9, 1998               By: /s/ Lawrence Butler
     ------------------------              --------------------------------
                                           Lawrence Butler
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  September 9, 1998              By: /s/ Johnny J. Blanchard
     ------------------------              --------------------------------
                                           Johnny J. Blanchard
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)

EXHIBIT INDEX

     Exhibit                                                            Page No.
     -------                                                            --------

          11.1 Statement re Computation of Per Share Earnings for the quarters and nine months ended July 27, 1997 and July 26, 1998.

          27    Financial Data Schedule