Form 10-K405
period 1998-10-25
ALPHA TECHNOLOGIES GROUP INC
filed 1999-02-09
CIK 710807

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

For the fiscal year ended October 25, 1998

Commission File Number 0-14365

                               ----------------

                        Alpha Technologies Group, Inc.
            (Exact name of registrant as specified in its charter)

                                                       76-0079338
              Delaware                    (I.R.S. Employer Identification No.)
   (State or other jurisdiction of
   incorporation or organization)


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                        $9,295,694 at January 29, 1999

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Common Stock, 6,932,285 shares outstanding at January 29, 1999

                               ----------------


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Description of Business.

General

  Alpha Technologies Group, Inc. ("Alpha" or the "Company") manufactures thermal management products, electronic connectors, and custom designed subsystems.

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

  Custom designed subsystems are operational sub-units integrated into major networks for data transmission, retrieval and transfer. The Company designs, fabricates and tests custom designed subsystems for the defense industry, the telecommunications industry and certain commercial markets.

  The Company was incorporated as Synercom Technology, Inc., in Texas in 1969, and was reincorporated in Delaware in 1983. In 1993, the Company began its transformation from a software company to its current businesses. Since October 1993, the Company has grown through a combination of acquisitions and internal growth. In September of 1994, the Company sold the remaining aspects of its software and related services business. In April 1995, it changed its name to Alpha Technologies Group, Inc.

  The thermal management business is conducted through the Company's wholly-owned subsidiary, Wakefield Engineering, Inc. ("Wakefield") which includes the Wakefield-Fall River and Wakefield-Temecula divisions, Wakefield Extrusion Corp. ("Wakefield Extrusion") and Lockhart Industries, Inc. ("Lockhart"). The connector business is conducted through the Company's wholly-owned subsidiary, Uni-Star Industries, Inc. ("Uni-Star"), which does business as Microdot Connectors, and its foreign subsidiary, Microdot Connectors Europe Ltd. The manufacturing operation in France, Malco Microdot France SARL, has been consolidated into the operation in the United Kingdom. However, a sales office is maintained in France to service its European operations. In early fiscal 1998, the Company's electronics systems business, which operates as Malco, was transferred from Uni-Star to a newly formed Delaware corporation, Malco Technologies, Incorporated; which is a wholly owned subsidiary of Alpha. See "Note 13. Business Segment Information" in Notes to Consolidated Financial Statements.

 Acquisitions

  The following table sets forth the significant acquisitions made by the Company since October 1993:

         Month
        Acquired                             Business
        --------                             --------
      October 1993 Thermal management operations in Wakefield and Fall River,
                   Massachusetts (Wakefield)
      June 1994    Connector and related product operations in South Pasadena,
                   California, Colmar, Pennsylvania and Cincinnati, Ohio (Uni-
                   Star)
      August 1994  Thermal management operations in Temecula, California
                   (Wakefield-Temecula) formerly known as Aham Tor, Inc.
      June 1995    Aluminum extrusion operations in Fullerton, California
                   (Wakefield Extrusion) formerly known as Specialty Extrusion
                   Ltd.
      August 1996  Manufacturer of sophisticated thermal management devices in
                   Paramount, California (Lockhart)

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

  The sales price was $2,100,000 plus the assumption by the purchaser of certain payables and liabilities of the CIA business aggregating approximately $120,000. The agreement provides for a potential additional payment to the Company of up to $400,000, due in February, 1999, based on orders booked by the buyer during the 1998 calendar year by customers of the CIA business. In January 1999, the purchaser advised the Company that no contingent payment will be due. The company recognized a gain, excluding the potential additional payment, on the sale of $610,000 during fiscal 1997.

Thermal Management Segment

 General

  During the second half of fiscal 1998, the thermal management segment revenues decreased substantially compared to the first half of fiscal 1998. Management believes the decrease was primarily the result of a slowdown in the electronics industry as well as increased competition from Asian manufacturers which resulted in lower volumes and sales prices for products serving the personal computer industry. In response to the decreased revenues, the Company substantially reduced costs to bring them in line with existing sales levels, primarily by workforce reductions. In addition during September 1998, the President of the Company's connector subsidiary assumed the additional responsibilities of the Presidency of the thermal management group.

  In the first half of fiscal 1998, the Company completed the consolidation of the thermal management business. The Wakefield, Massachusetts facility was closed and consolidated into the Fall River, Massachusetts and Temecula, California facilities. The Company leased office space in Beverly, Massachusetts for the thermal management sales, engineering and administrative staff. In addition, the Company reached an agreement with the landlord of the Wakefield facility to transfer its remaining lease commitment on the Wakefield facility to a lease for office space at a building owned by the landlord in Beverly, Massachusetts. See "Item 2. Description of Property."

 Products

  The Company designs, manufactures and sells thermal management products for use in a variety of industries, including the microprocessor, computer, consumer electronics, transportation, automotive, industrial controls, factory automation, power supply, aerospace and defense industries.

  The Company's principal thermal management products include:

Penguin(TM) Coolers            Heat sinks specifically designed to solve
                               thermal problems for the latest high-speed microprocessors offered by major manufacturers.
                               Other microprocessor-specific products include aluminum impregnated plastic heat sinks, sold under the Deltem(TM) name. These products are used in personal computers and servers. Older versions of Penguin Coolers are used in embedded microprocessor applications.

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

 Customers

  The Company's principal customers of thermal management products are leading original equipment manufacturers ("OEM's") of electronic equipment, including:
Hewlett-Packard, Rockwell Automation, Harman, SCI, Apple Computer, Pioneer, Chrysler Corporation, General Electric, Motorola, Gateway, Delco and Martin Marietta. The thermal management business has over 3,000 customers. No single customer accounted for greater than 10% of the Company's revenues during its 1997 or 1998 fiscal year.

  The Company's thermal management products must meet its OEM customer's exacting specifications. Some of the Company's thermal management OEM customers require the Company to qualify as an approved supplier. In order to so qualify, the Company must satisfy stringent quality control standards and undergo extensive in-plant inspections of its manufacturing processes, equipment and quality control systems. In addition, as required by certain of the Company's automotive customers, the Company's Wakefield-Temecula division became QS9000 registered (the quality specification required by the automotive industry). Revenues from such customers have been immaterial through fiscal 1998, however are expected to increase in fiscal 1999.

 Sales, Marketing, and Distribution

  The Company designs, manufactures and sells both standard and customized thermal management products. The Company seeks to become a strategic supplier to its customers and to differentiate itself from its competitors by offering a higher level of service to its customers. The Company has applications engineers who are dedicated to providing ongoing technical support. These engineers provide solutions to customers for their thermal management problems, answer customers' questions on the use and application of the Company's products, provide field support to customers and work with certain key customers to develop new thermal management solutions. The Company believes the technical services provided by its engineers are an important factor in its thermal management sales.

  The Company sells thermal management products through its in-house sales personnel and a network of independent manufacturers' representatives and distributors. In North America, thermal management products sales are supported by an internal sales support staff of 12 individuals, 26 manufacturers' representatives and 20 distributors. In international markets, the Company's thermal management products are sold by 11 manufacturers' representatives and 13 distributors.

  In general, the Company's thermal management manufacturers' representatives and distributors enter into agreements that allow for termination by either party upon 30 to 90 days notice. Generally, distributors are permitted to return a small portion of products purchased by them during the term of the agreements and to return all products (other than obsolete products) purchased by them upon termination of the agreement by the Company. Historically, the amount of returns has been insignificant to the Company's business. The Company's distributors are generally not precluded from marketing competitive products.

 Research and Product Development

  The Company's product development strategy continues to focus on engineering modifications of existing products to provide customers with higher performance and lower cost products. The Company maintains technical relationships with certain key customers in order to understand future thermal management requirements and focuses on developing new or modifying existing products to meet such requirement. The Company strives to be included on the recommended vendor list of its customers, however, such recommendation is typically not exclusive.

  During fiscal 1998, the Company also focused some of its research and development efforts to develop a new product line for the microprocessor market based on convoluted fin technology. These products are smaller, lighter and thermally more efficient than current generation heat sinks. While the Company believes that this product family will gain market acceptance in the future, to date, the Company's orders for this product have not been significant.

  During fiscal 1996, 1997 and 1998, the Company spent $1,448,000, $1,506,000 and $1,903,000 respectively, on product research and development with respect to its thermal management products. The Company believes that its technical capabilities, in conjunction with its relationships with customers, will allow it to continue to introduce solutions to new thermal management problems responsively. Due to the aforementioned reductions in workforce, the Company expects its product research and development expenses to decrease in fiscal 1999.

 Competition

  The thermal management market is highly competitive. There are many companies which compete directly with the Company in the thermal management business and offer products and services similar to those offered by the Company. In this market, the Company's four principal competitors are Aavid Thermal Technologies, Inc., Thermalloy, a division of Bowthorpe, plc., Foxconn/Foxflow Thermal Technology, Inc. and National Northeast Corp., a subsidiary of Mestek, Inc. Two of the Company's thermal management competitors are divisions or subsidiaries of larger corporations and, as such, have greater financial, marketing, and technical resources than the Company. Additional competition comes from numerous small machine shops, aluminum extruders, and other new thermal management companies which typically focus on a single product and do not offer complete lines of thermal management products.

 Backlog

  The thermal management business backlog was approximately $17.4 and $9.1 million on October 26, 1997 and October 25, 1998, respectively. Backlog typically consists of purchase orders scheduled for shipment within 60 days following the order date. The Company's backlog at any time is not indicative of future revenue. However, the Company's thermal management lead times have decreased from 16 weeks to 8 weeks over the last fiscal year.

 Proprietary Rights

  The Company applies for patents with respect to its most significant patentable developments. It owns 18 patents related to its thermal management products which expire from 2002 to 2016. Management believes that its competitive position is not dependent on patents and that patent expirations will not materially adversely affect the Company's competitive position.

 Raw Materials

  The principal raw material used in the Company's thermal management products is extruded aluminum. Raw materials represent a significant portion of the cost of the Company's thermal management products. Prices for raw materials are based upon market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Although thermal management products are generally shipped within 60 days following the order date, increases in raw materials prices cannot always be reflected in product sales prices. All raw materials are readily available from multiple suppliers at competitive prices. In addition, Wakefield Extrusion, a wholly-owned subsidiary of Wakefield Engineering, supplies a portion of the Company's needs for extruded aluminum. The Company does not believe the price volatility for aluminum represents a significant risk because the raw materials for an order are usually purchased within a short time after the order is accepted.

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

  The Company's principal connector products include:

Rectangular Connectors         Micro-Miniature and Ultra-Miniature low
                               frequency signal connectors which are
                               configured in one to four rows with up to 400 contacts and designed for high reliability aerospace, military and commercial applications.

Coaxial Connectors             Sub-Miniature, Micro-Miniature, Ultra-
                               Miniature, and industry standard low to high frequency signal connectors which are configured to work with 50, 70 and 93 ohm coaxial, twin-axial and tri-axial cable.
                               Coaxial connectors are predominantly used in communication and test/measurement instrumentation applications.

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

 Customers

  The Company's principal customers for connector products are OEM's in a diverse group of industries including: aerospace, communications, defense, factory automation, industrial controls, medical electronics, scientific/process instrumentation and test/measurement. The Company's connector business has over 400 customers including: Boeing North America, March Electronics, Raytheon Company, Rockwell Collins, Space Systems/Loral, AT&T, Morey Corporation, PCB Piezotronics, and Lockheed Martin. No single customer accounted for greater than 10% of the Company's revenue during its 1997 and 1998 fiscal year.

  Typically, the Company's connector products must meet OEM customers' exacting specifications. In addition, many of the customers also require the Company to qualify as an approved supplier. In order to so qualify, the connector products segment must satisfy stringent quality control standards and undergo extensive in-plant inspections of its manufacturing processes, equipment and quality control systems.

 Sales, Marketing, and Distribution

  The Company's connector products include both standard and customized connector products. The Company seeks to become a value-added supplier to its customers and to differentiate itself from its competitors by offering a higher level of service and technical sales support to its customers. The connector products segment has a dedicated team of applications engineers and technicians providing ongoing technical support. These engineers and technicians assist customers with their connector designs and problems and answer customers' questions on the use and application of the Company's connector products. The Company believes the technical services provided by its engineers and technicians are an important factor in its connector products sales and product development efforts.

  The Company sells connector products through its in-house sales personnel and through its network of independent manufacturers' representatives and distributors. In North America, the connector products segment's four-person sales force supports fourteen manufacturer's representatives and two distributors. In international markets, the connector products segment uses three manufacturers' representatives to market its products in addition to in-house sales personnel in England and France which market the Company's products to the European market.

  In general, the Company's agreements with its connector products' manufacturers' representatives and distributors allow either party to cancel the agreement upon 30 to 90 days notice. Generally, the agreements allow distributors to exchange a small portion of products purchased by them as part of a stock rotation program and to return all products (other than obsolete products) purchased by them upon termination of the agreement by the Company within the first two years of its effective date. The agreements with the Company's connector product distributors generally preclude them from marketing competitive products.

 Research and Product Development

  The Company's connector product development strategy primarily focuses on modifying existing products in response to customer needs. The Company believes that its technical capabilities, in conjunction with collaborative efforts with customers, will allow it to continue to design products responsively to meet its customers needs. The Company intends to continue developing new connector products by modifying and extending its current products.

 Competition

  The connector industry is highly fragmented with competition drawn along very specific product lines. The Company's principal competition in its connector operations comes from smaller, niche-oriented companies which, like the Company, focus on low volume customized products. Occasionally, the Company competes with smaller divisions of larger firms. The Company's connector competitors include ITT's Cannon division, Glenaire, Labinal's Cinch division, Microtech, Molex, Cristek, AirBorn, Inc. and Min-e-Con.

 Backlog

  The Company's connector products backlog was approximately $4.4 and $4.0 million on October 26, 1997 and October 25, 1998, respectively. Backlog typically consists of purchase orders scheduled for shipment within 90 days. The Company's backlog at any time is not indicative of future revenue. The Company has entered into supply agreements with several customers for its connector products, including Lockheed Martin, Raytheon and Boeing North America (previously known as Rockwell Aerospace). The agreements generally provide that, for a term of eighteen months to two years such customer will purchase all its requirements, if any, for a particular product from the Company for a fixed price.

 Proprietary Rights

  The Company applies for patents with respect to its most significant patentable developments. The Company owns 8 patents related to its connector products. Management believes that its competitive position is not dependent on patents and that patent expirations will not materially adversely affect the Company's competitive position.

 Raw Materials

  The principal raw materials used in connector products are aluminum, copper, copper alloy, stainless steel and steel alloy. The Company also uses gold, plating chemicals, plastics, bar metal and wire in its production of connector products. These raw materials are subject to market price fluctuation. However, no single raw material is considered to be a major cost component of the Company's connector products. All raw materials are readily available from multiple suppliers at competitive prices.

Environmental Regulations

  Several aspects of the Company's operations utilize hazardous materials, the removal of which is subject to regulation. The Company contracts with licensed third party waste haulers to remove such hazardous materials. While the Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations and has all environmental permits necessary to conduct its business, more stringent environmental regulations may be enacted in the future, and there can be no assurance that the Company will not incur significant costs in the future in complying with such regulations. Local environmental agencies monitor the Company's operations for ongoing compliance with environmental requirements, and the Company is required to correct any violations revealed by such monitoring. Although the Company is periodically subject to notices of violations with respect to environmental requirements, it is not aware of any violations or events that would require the Company to incur material cost, nor has the cost of complying with environmental laws represented a material cost to the Company. See "Legal Proceedings".

Employees

  On October 25, 1998, the Company had 607 employees (603 of whom were full time). Its thermal management segment had 393 employees (392 of whom were full time), all in domestic operations, and its connector products segment had 139 employees in domestic operations (all full time) and 20 employees resident outside the United States (18 full time). In addition, the Company had 8 corporate employees (7 full time). Employees are not represented by a labor union. Management believes that employee relations are excellent.

Product names mentioned herein are for identification purposes only and may be trademarks or registered trademarks of their respective companies.

Item 2. Description of Property.

  The Company has leases for manufacturing facilities at the following locations:

                              Approximate        Principal         Expiration
Location                      Square Feet      Facility Use           Date
--------                      -----------      ------------        ----------
South Pasadena, California...   74,470           connector            May, 2004
                                                 products
Temecula, California.........   44,200      thermal management    November 2004
                                                 products
Fullerton, California........   15,000    aluminum extrusions for            **
                                            thermal management
                                                 products
Fall River, Massachusetts....   81,000      thermal management        July 2008
                                                 products
Colmar, Pennsylvania.........   52,000          electronic           March 2005
                                                subsystems
Paramount, California........   36,700      thermal management     October 1999
                                                 products
Paramount, California........   25,000      thermal management     October 1999
                                                 products

--------
** This lease expired in August 1998. Management is currently negotiating a new lease with the landlord.

  Management believes that these facilities are in good condition suitable for the purposes for which they are used. The Company has office space for its thermal management sales, engineering and administrative functions in Beverly, Massachusetts and for its corporate staff in Houston, Texas, Beverly Hills, California and New York, New York.

Item 3. Legal Proceedings.

  During 1997, Aerospace Aluminum Heat Treating, Inc. ("AAHT") instituted an action in the United States District Court for the Central District of California against Soco-Lynch Corporation and the Company's Lockhart subsidiary. AAHT operates a facility neighboring Lockhart's facility in Paramount, California. The complaint alleges that Lockhart released certain hazardous chemicals into the ground, and that some of these chemicals have contaminated the ground and/or groundwater below the AAHT facility and an adjoining property. The complaint also alleges that Soco-Lynch is a supplier of industrial chemicals, and that Soco-Lynch spilled certain chemicals at the AAHT facility. The plaintiff has claimed that its damages are between $200,000 and $750,000. To date, the Company has incurred $160,000 in the defense of this litigation. Preliminary investigation indicates that the underground water flows in a direction that would not support AAHT's claims. In addition, because of the depth of the groundwater, even if AAHT's claim were supportable, the Company believes that any release by Lockhart would predate the Company's ownership of Lockhart. The former owner of Lockhart agreed to indemnify the Company against such claims, and has been put on notice of AAHT's complaint. Such indemnification obligations are payable in shares of the Company's common stock, which are currently held in escrow, and are to be valued at $9 per share. Some discovery has been concluded and additional discovery may be taken. A non-binding mediation was held on January 21, 1999. No resolution was reached, but the parties agreed to further testing and to attempt to negotiate a settlement thereafter. If the parties are unable to resolve the litigation through negotiation, additional discovery and a trial may be necessary. The Company cannot evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any. Lockhart intends to vigorously defend this action.

  On August 5, 1998, an attorney for a group called California Community Health Advocates wrote a letter to Lockhart Industries alleging that the Lockhart was in violation of the California Safe Drinking Water Act, California Health and Safety Code secs. 25249 et seq. (commonly known as Proposition 65) because of its alleged failure to post certain notices and to provide certain warnings to neighboring businesses and residents. If all of these allegations were true, Lockhart could be subjected to penalties of up to $2,500 per day. In response, Lockhart has agreed to undertake efforts to reduce or eliminate its use of certain chemicals, and to provide appropriate warnings for past and current usage of such chemicals, as a way of shielding itself from such claims in the future. The Company cannot predict the future cost or liability, if any, with respect to these allegations.

  Other than as set forth above, there are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted during the fourth quarter of fiscal 1998 to a vote of the holders of the Company's common stock, through the solicitation of proxies or otherwise.

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

  The following table sets forth the high and low sales prices of the Company's common stock as reported on the NASDAQ National Market System for each full quarterly period within the Company's two most recent fiscal years:

        1997                                                       High  Low
        ----                                                      ------ ---
      First Quarter..............................................  5      3 5/8
      Second Quarter.............................................  4      2 5/8
      Third Quarter..............................................  3 7/8  2 9/16
      Fourth Quarter.............................................  5 5/8  3 1/2
        1998                                                       High  Low
        ----                                                      ------ ---
      First Quarter..............................................  4 3/4  3 1/2
      Second Quarter.............................................  5 1/2  3 3/4
      Third Quarter..............................................  5 1/4  3 5/16
      Fourth Quarter.............................................  3 1/4  1 1/2

Holders of Record

  On December 31, 1998, there were approximately 196 holders of record and approximately 2,000 beneficial owners of the Company's common stock.

Dividends

  The Company has paid no cash dividends on its common stock during fiscal years 1997 and 1998. The Board of Directors of the Company does not intend to pay cash dividends on its common stock in the foreseeable future.

Item 6. Selected Financial Data.

  The Company entered its current business in October 1993 by acquiring a thermal management business and has subsequently acquired several operations in the thermal management and connector business. See "Acquisitions" in Item
1. Description of Business--General. The results of such acquired businesses are reflected on the following table from the date of acquisition. In September 1994, the Company sold its software business; and in June 1997, the Company sold its hermetic connector business. The Results of Operations in the following table do not include any information with respect to such businesses sold.

                                              For the Years Ended
                          -----------------------------------------------------------
                          October 31, October 29, October 27, October 26, October 25,
                             1994        1995        1996        1997        1998
                          ----------- ----------- ----------- ----------- -----------
                                     (In Thousands Except per Share Data)
RESULTS OF OPERATIONS(1)
Sales...................   $  29,167   $  61,451   $  67,070   $  75,665   $  77,045
Cost of sales...........      19,901      44,461      52,651      61,726      63,773
Gross profit............       9,266      16,790      14,419      13,939      13,272
Income (loss) before
 discontinued
 operations(2)..........       2,812       3,692        (617)     (4,016)     (2,783)
Per common and common
 equivalent share income
 (loss) from continuing
 operations.............   $    0.44   $    0.56   $   (0.10)  $   (0.60)  $   (0.41)
Shares used.............   6,343,604   6,605,147   6,277,585   6,682,106   6,753,752
BALANCE SHEET DATA(1)
Working capital.........   $  15,947   $  15,938   $   6,744   $  10,331   $   9,099
Total assets............      31,478      42,101      46,847      41,378      38,675
Total debt..............       3,902       9,943      13,909       9,557      11,974
Stockholders' equity....      16,544      18,763      22,117      18,801      16,317

--------
(1) See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-3 through F-18.
(2) See "Note 2. Acquisitions" and "Note 3. Discontinued Operation" in Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition.

Forward Leading Statements

  In conjunction with the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K may contain forward-looking statements pertaining to future anticipated projected plans, performance and developments, as well as other statements relating to future operations. All such forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Further information on potential factors which could affect the Company, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results, ability to retain and attract personnel including management and other risks detailed herein and in the Company's other filings with the Securities and Exchange Commission.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

Overview

  The Company entered the thermal management business in October 1993 by acquiring Wakefield and entered the connector products business in June 1994 by purchasing the Interconnect Systems Division of Microdot Inc. The following table sets forth the significant acquisitions and dispositions made by the Company during the last three fiscal years:

 Date
 Acquired                Business                     Predecessor's Name
 --------                --------                     ------------------
 August 1996 Thermal management operations in   Lockhart Industries, Inc.
             Paramount, California (Lockhart)
 Date Sold               Business                         Trade Name
 ---------               --------                         ----------
 June 1997   Hermetic connector operation in    Connector Industries of America
             Cincinnati, Ohio (CIA)

  The results of operations of the businesses acquired are included in the Company's consolidated results of operations only since their respective acquisition dates. In June 1997, the Company sold its hermetic connector business which was located in Cincinnati, Ohio. The consolidated financial statements of the Company for the fiscal year ended October 26, 1997 report separately the gain on the sale and the results of operations of such discontinued operation. Such operation is not included in the following discussion and prior year numbers have been restated to exclude the effects of discontinued operations.

Results of Operations

 Fiscal Year 1998 versus Fiscal Year 1997 Comparison

  Net Income/Loss. The Company reported a net loss for the 1998 fiscal year of $2,783,000 which included net charges for restructuring and other non recurring costs of $127,000, a charge for additional inventory reserves of $926,000, and a $269,000 charge to write off toolings used in the manufacturing of certain products within the thermal management segment's stamping product line. This compares to net loss for the 1997 fiscal year of $3,352,000 which included charges for restructuring and other non recurring costs of $2,494,000, a charge for additional inventory reserves of $588,000, and a gain of $610,000 from the sale of its hermetic connector business.

  During the second half of fiscal 1998, thermal management revenues decreased substantially compared to the first half of fiscal 1998. In response to the decrease in revenues, the Company reduced costs to bring them in line with existing sales levels primarily by workforce reductions. As a result, the thermal management business was profitable in the first quarter of fiscal 1999.

  The net restructuring and other costs incurred in fiscal 1998 include $339,000 in reduction in workforce severance payments, $150,000 in estimated costs to close the Company's connector operation in France, and the net reversal of $362,000 accrued in connection with the consolidation of the thermal management operations begun in the fourth quarter of 1997. The $2,494,000 in restructuring and other charges reported in fiscal 1997 included
(i) $2,028,000 related to the closing of the Company's manufacturing facility in Wakefield, Massachusetts and the consolidation of the thermal management operations into the Fall River, Massachusetts and Temecula, California facilities, and (ii) $466,000 related to downsizing and management changes throughout the Company.

  The additional inventory reserves recorded in fiscal 1998 were recognized primarily to reserve the costs of certain slow moving products within the thermal management business's stamping product line and to reserve for products purchased for an order which was cancelled. The Company continues to market other products in the stamping product line. The Company has implemented policies and procedures to reduce its risk of loss on cancellation of orders. The additional inventory reserves recorded in fiscal 1997 were recognized to fully reserve the costs of certain custom thermal management products that were built in anticipation of orders that have not been received.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

  In fiscal 1998, the thermal management segment reported a net loss, before the allocation of Alpha corporate expenses ("corporate allocation"), of $3,160,000 including a charge for additional inventory reserves of $926,000, a $269,000 charge to write off toolings used in the manufacturing of certain products within the stamping product line, severance payments of $263,000 and the net reversal of $362,000 accrued in connection with the consolidation of the thermal management operations begun in the fourth quarter of 1997. The net loss from thermal management operations for fiscal 1997, before corporate allocation, was $1,786,000, inclusive of $2,028,000 related to the closing of the Wakefield facility and $172,000 related to downsizing of the thermal management operations. The results of operations, excluding the aforementioned charges, decreased primarily due to a reduction in the gross profit margin, which is discussed below.

  For fiscal 1998, net income from the connector products segment, before corporate allocation, was $889,000 inclusive of $150,000 in estimated expenses accrued for the closure of the French manufacturing facility and $76,000 in severance payments at the connector operation in South Pasadena, CA. The net loss from the connector products segment for fiscal 1997, before corporate allocation, was $1,133,000 including $166,000 related to management changes and downsizing. The increase in the results of operations in fiscal 1998 compared to fiscal 1997 was primarily due to an increase in gross profit, which is discussed below.

  Net income from the subsystems segment, before corporate allocation, was $573,000 for fiscal 1998. The net loss from the subsystems segment for fiscal 1997, before corporate allocation, was $49,000 including $120,000 related to restructuring. The increase in the results of operations in fiscal 1998 compared to fiscal 1997 was primarily due to an increase in gross profit, which improved due to the shift to outsourcing various manufacturing processes.

  Sales. The Company's sales for fiscal 1998 increased $1,380,000, or 1.8%, to $77,045,000 from $75,665,000 for fiscal 1997. Thermal management sales were $58,495,000 and $58,294,000 for fiscal 1998 and 1997, respectively. During the third and fourth quarter of fiscal 1998, the Company experienced a substantial decrease in bookings and sales for Penguin(TM) cooler ("PGC") heat sinks and extruded heat sinks. For fiscal 1998, PGC product sales decreased by 16.6%. Management believes that the decrease in thermal management sales was due to the slowdown in the electronics industry and increased competition from Asian manufacturers resulting in lower quantities and prices. During the last quarter of fiscal 1998, the Company implemented cost reduction measures, primarily a reduction in workforce, to bring expenses in line with current thermal management sales levels.

  Connector sales were $12,579,000 during the 1998 fiscal year compared to $11,880,000 during the prior fiscal year, a 5.9% increase. Management believes that this increase was primarily caused by increased demand and improved selling efforts by its independent representatives and distributors.

  Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for fiscal 1998 was 17.1% compared to 18.4% for 1997 fiscal year. The thermal management segment's gross profit percentage was 13.9% and 18.8% for fiscal 1998 and 1997, respectively. Excluding the aforementioned additional inventory reserves recorded in fiscal 1997 and 1998 and the write off of toolings, the Company's thermal management gross profit percentage was 16.0% and 19.8% for fiscal 1998 and 1997, respectively. Thermal management gross profit percentage was adversely impacted by the aforementioned substantial reduction in third and fourth quarter sales and margins on PGC and extruded heat sink products without a corresponding decrease in overhead. The Company implemented significant cost reduction measures, primarily workforce reductions, in the fourth quarter of fiscal 1998 to reduce its operating costs and bring expenses in line with current sales levels.

  The connector products segment's gross profit percentage increased to 28.7% for fiscal 1998 from 17.2% for fiscal 1997. This increase is attributable to an increase in manufacturing efficiencies due to more consistent monthly sales levels and a decrease in operating expenses.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

  Research and Development Expense. Research and development expense includes the cost of enhancing existing products and, to a lesser extent, the cost of developing new products. Research and development expenses, wholly attributable to the thermal management segment, were $1,903,000 and $1,506,000 for fiscal 1998 and 1997, respectively. The increase of $397,000 in research and development expenses was primarily due to an increase in engineering staff as well as an increase in licensing fees for engineering software. For fiscal 1997, the Company received a one-year waiver of licensing fees for a software application used in engineering.

  During fiscal 1998, the Company focused some of its research and development efforts to develop a new product line for the microprocessor market based on convoluted fin technology. These products are smaller, lighter and thermally more efficient than current generation heat sinks. While the Company believes that this product family will gain market acceptance in the future, to date, the Company's orders for this product have not been significant.

  Restructuring and Other Expenses. For fiscal 1998, the Company recorded $127,000, in net restructuring and other expenses. The restructuring costs incurred in fiscal 1998 include $339,000 in downsizing severance payments, $150,000 in estimated costs to close the Company's connector operation in France, and the net reversal of $362,000 accrued in connection with the consolidation of the thermal management operations.

  During the third quarter of fiscal 1998, management began the consolidation of the connector segment's European operations. The Company's connector operation in England will now manufacture connectors for its European customers. However, a sales office will be maintained in France.

  The Company reached an agreement, during fiscal 1998, with the landlord of the Wakefield facility to transfer its remaining lease commitment on this facility to a lease for office space owned by the same landlord in Beverly, Massachusetts. As part of the charge for the consolidation of its Wakefield and Fall River, Massachusetts plants, the Company had previously provided for the sublease of this facility at less than the Company's lease commitment. Due to the agreement with the landlord, the Company reversed $362,000 of this accrual. The Company does not expect to incur any additional material charges related to this consolidation. During fiscal 1997, the Company incurred restructuring charges of $2,494,000, which consisted of $2,028,000 related to the consolidation of the thermal management operations and $466,000 related to management changes and downsizing. See "Consolidation of Thermal Management Operations" in Item 1. Description of Business--Thermal Management Segment.

  Interest and Other Income (Net). Interest income, which was $67,000 in fiscal 1998 and $125,000 in fiscal 1997, was earned on cash held by the Company. The decrease in interest income was primarily attributable to a decrease in the average cash balance invested. Interest expense was $1,011,000 and $1,173,000 for fiscal 1998 and fiscal 1997, respectively. This decrease was due to a lower average borrowing base and a decrease in the average interest rate paid on outstanding debt.

  Discontinued Operation. On June 20, 1997, the Company sold substantially all of the assets and business of its hermetic connector business in Cincinnati, Ohio, which operated under the trade name Connector Industries of America.

  The sales price was $2,100,000 plus the assumption by the purchaser of certain payables and liabilities of the CIA business aggregating approximately $120,000. The agreement provides for a potential additional payment to the Company of up to $400,000, due in February, 1999, based on orders booked by the buyer during the 1998 calendar year by customers of the CIA business. In January 1999, the purchaser advised the Company that no contingent payment will be due. The Company recognized a gain, excluding the potential additional payment, on the sale of $610,000 during fiscal 1997.

 Fiscal Year 1997 versus Fiscal Year 1996 Comparison

  Net Income/Loss. The Company reported a net loss for the 1997 fiscal year of $3,352,000 which included charges for restructuring and other non recurring costs of $2,494,000, a charge for additional inventory reserves

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

of $588,000, and a gain of $610,000 from the sale of its hermetic connector business. This compares to net loss of $299,000 for the 1996 fiscal year which included $406,000 of other charges.

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

  The net loss from thermal management operations for fiscal 1997, before the allocation of Alpha corporate expenses ("corporate allocation"), was $1,786,000, inclusive of $2,028,000 related to the closing of the Wakefield facility and $172,000 related to downsizing of the thermal management operations. Exclusive of these charges, the thermal management business would have reported net income of $414,000, before corporate allocation. In fiscal 1996, the thermal management segment reported net income, before corporate allocation, of $276,000 including a charge for severance payments of $140,000. The results of operations, excluding the aforementioned charges, decreased primarily due to a reduction in the gross profit margin, which is discussed below.

  The net loss from the connector products segment for fiscal 1997, before corporate allocation, was $1,133,000 including $166,000 related to management changes and downsizing. For fiscal 1996, net income from the connector products segment, before corporate allocation, was $390,000. The decrease in the results of operations in fiscal 1997 compared to fiscal 1996 was primarily due to reduced revenues and gross profit, which is discussed below.

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

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

  The connector products segment's gross profit percentage decreased to 17.2% for fiscal 1997 from 28.2% for fiscal 1996. This decrease is attributable to the aforementioned manufacturing inefficiencies and decreased sales volume.

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

  The sales price was $2,100,000 plus the assumption by the purchaser of certain payables and liabilities of the CIA business aggregating approximately $120,000. The agreement provides for a potential additional payment to the Company of up to $400,000 based on orders booked by the buyer during the 1998 calendar year by customers of the CIA business. In January 1999, the purchaser advised the Company that no contingent payment was due. The company recognized a gain, excluding the potential additional payment, on the sale of $610,000 during fiscal 1997.

 Income Taxes

  On October 25, 1998, the Company had, for tax purposes, remaining NOL Carryforwards of approximately $20,223,000 available to offset future taxable income, approximately $312,000 of unused investment and research and development tax credits available to offset future Federal income taxes, and approximately $230,000 of alternative minimum tax credits. The NOL Carryforwards will expire from 1999 to 2018, the investment tax credit and research and development tax credit carryforwards will expire from 1999 to 2005, and the alternative minimum tax credit has no expiration. All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In addition, Section 382 of the Internal Revenue Code significantly limits the amount of NOL Carryforwards usable by a corporation following a more than 50% change in ownership of the

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

corporation during a three-year period. It is possible that subsequent transactions involving the Company's capital stock could result in such a limitation. See "Note 11. Income Taxes" in Notes to Consolidated Financial Statements.

 Year 2000

  The Company continues to use its existing staff to comprehensively review existing systems and equipment that need to be updated or changed as a result of the Year 2000. To date, the Company's staff has determined that some personal computer software requires upgrading and has begun the process of making its systems year 2000 compliant. Based on current estimates, the costs related to these upgrades are immaterial. The Company's computerized production equipment is also being systematically evaluated for compliance. The Company is in contact with its vendors and customers and no major problem has been discovered to date. In fiscal 1999, the Company will prepare a contingency plan.

Liquidity and Capital Resources

  On October 25, 1998, the Company had cash of approximately $1,387,000 compared to $1,707,000 on October 26, 1997. Existing cash, cash provided from operating activities, and borrowings under the Company's credit facilities were used for purchases of capital equipment.

  During fiscal 1998, $2,044,000 was provided from operating activities. Cash was primarily provided from a decrease in accounts receivable, partially offset by a decrease in accounts payable, accrued compensation and other liabilities. Capital equipment purchases of $5,079,000 were made to improve manufacturing capabilities, to replace existing machinery which had reached its end of life, and to upgrade manufacturing computer systems.

  Effective December 31, 1997, Wakefield, Wakefield Extrusion, Lockhart and Malco (hereinafter referred to as "Borrowers") became parties to a loan agreement, as amended (the "Agreement") with a commercial bank which provided for revolving loans of up to $9,000,000, with the ability to increase upon request to $12,000,000, and an equipment acquisition facility of $3.2 million. The advances on the revolving loans were based on the eligible accounts receivable and inventories of Borrowers. The advances on the equipment acquisition facility may be used only for the purpose of funding capital equipment purchases by the Borrowers. In addition, there are two term loans existing under the Agreement in the original amounts of $2,250,000 and $1,900,000. The original maturity date on this Agreement was December 31, 1999.

  On October 25, 1998, $8,180,000 was drawn on the revolving credit facility with interest accruing on $7,000,000 at the relevant adjusted LIBOR rate plus 2.5% (8.188% per annum on October 25, 1998) and the remainder at the banks prime rate plus .5% (prime plus 1% after November 12, 1998) or 8.5% per annum on October 25, 1998. There is an unused line fee equal to .5% per annum on the difference between $10,000,000, or $9,000,000 after January 31, 1999, and the average daily outstanding principal balance of Revolving Loans during each of the Company's fiscal quarters payable quarterly in arrears on the first day of each fiscal quarter. The $2,250,000 term note accrues interest at 8.75% per annum and is payable in fifty-nine (59) equal monthly installments of $37,500 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 11, 2001, together, in each instance, with interest thereon to the date of payment. On October 25, 1998, $1,387,500 was outstanding on the $2,250,000 term loan. The $1,900,000 term loan accrues interest at 8.85%, and is payable in eighty-three (83) equal monthly installments of $22,619 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 29, 2003, together, in each instance, with interest thereon to the date of payment. On October 25, 1998, $1,379,763 was outstanding on the $1,900,000 term note. The equipment acquisition facility accrues interest at the banks prime rate plus .75% (8.75% per annum on October 25, 1998) and is payable in 84 equal monthly installments of $10,952 beginning January 1999. On October 25, 1998, $920,000 was outstanding on the equipment acquisition facility. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of Borrowers which in aggregate total $36,010,000.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued


  As a result of the fourth quarter net loss, the Company was not in compliance with the financial convenants included in the Agreement. In November 1998, the Company and the commercial bank reached an agreement whereby the Company pledged the assets of its connector subsidiary, Uni-Star, to provide additional collateral under the Agreement. In February 1999, the Company and the commercial bank agreed to reduce the revolving loan commitment to $9,000,000, reduced the percentage advanced on accounts receivable and inventory, and agreed to new covenants. The Company does not believe that these reductions will have a material adverse effect on its business. The Company is reviewing proposals from several lenders and is in receipt of a commitment from one lender. The Company intends to evaluate each of the proposals and negotiate the most favorable relationship it can obtain to replace its current commercial lender.

  The Company has entered into interest swap agreements as a means of managing its interest rate exposure. The agreements effectively fixed the interest rate on floating rate debt at a rate of 8.75% for a notional principal amount of $2,250,000 through November 1, 2001, and at a rate of 8.85% for a notional principal amount of $1,900,000 through October 29, 2003. On October 25, 1998, the carrying value of the related debt approximated the fair value of the debt including the swap agreements. Net amounts paid or received are reflected in interest expense.

  Working capital on October 25, 1998 was $9,099,000 compared to $10,331,000 on October 26, 1997. The Company believes that it will be able to replace its current commercial lender prior to the credit facilities maturity date. With its currently available cash, anticipated cash flow from operations and availability under a new credit facility, the Company believes it will be able to fund its operations in the near-term.

Item 8. Financial Statements and Supplementary Data.

  Financial statements and supplementary data required pursuant to this Item are presented on pages F-3 through F-18 and pages S-1 through S-5 of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

  During the twenty-four month period preceding October 25, 1998, the Company has neither changed accountants nor had disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant.

  The current members of the Board of Directors were most recently elected at the 1998 Shareholder Meeting of Stockholders for a term of one year, and until their successors are duly elected and qualified or until their earlier death, resignation or removal. The members, their ages and certain other information about each of them are set forth below.

                                           Principal Occupation for Past Five
                Name                Age                  Years
                ----                ---    ----------------------------------
 Marshall D. Butler...............   72 Chairman of the Board of Alpha since
                                         April 26, 1993, and Director of Alpha
                                         since April 2, 1993. From September
                                         22, 1994 through April 19, 1995, Mr.
                                         Butler served as Chief Executive
                                         Officer of Alpha. He has served as a
                                         director of AVX Corporation, a
                                         manufacturer of ceramic capacitors and
                                         a subsidiary of Kyocera Corporation,
                                         since 1973. Mr. Butler served as Chief
                                         Executive Officer of AVX Corporation
                                         from December 1973 until his
                                         retirement on April 1, 1993. Mr.
                                         Butler was a director of Kyocera
                                         Corporation from January 1990 through
                                         June 1995. Mr. Butler has been a
                                         director of Mass Mutual Corporate
                                         Investors and Mass Mutual
                                         Participation Investors since 1989.
                                         Mr. Butler is the father of Lawrence
                                         Butler. Member of the Executive and
                                         Compensation Committees.
 Lawrence Butler..................   36 Mr. Butler has been President and Chief
                                         Executive Officer of Alpha since April
                                         19, 1995. He has served as a Director
                                         since, and was an executive vice
                                         president of Alpha from, September
                                         1994. He has been director, president
                                         and sole shareholder of Camelia Group,
                                         Inc., the general partner of Dot.Com
                                         Partners, L.P., f/k/a Steel Partners,
                                         L.P. (private investment partnership),
                                         a Delaware limited partnership
                                         ("Dot.Com"), since 1990. Lawrence
                                         Butler is Marshall Butler's son.
                                         Member of the Executive Committee.
 Donald K. Grierson...............   64 Served as Vice-Chairman of the Board of
                                         Alpha from April 1993 through April
                                         1995. From December 7, 1988 until
                                         April 26, 1993, Mr. Grierson served as
                                         Chairman of the Board of Alpha. He has
                                         been a director of Alpha since
                                         February 1, 1988. Since 1991, Mr.
                                         Grierson has also served as President
                                         and Chief Executive Officer of ABB
                                         Vetco Gray Inc., which designs,
                                         manufactures, sells and services
                                         highly engineered exploration and
                                         production equipment used by the
                                         worldwide oil and gas industry,
                                         primarily for offshore applications.
                                         Mr. Grierson currently serves as a
                                         director of Parametric Technology
                                         Inc., a developer and marketer of
                                         software products for the automation
                                         of the mechanical design process.
                                         Member of the Stock Option Committee.

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant--continued

                                          Principal Occupation for Past Five
                Name                Age                  Years
                ----                ---   ----------------------------------
 Frederic A. Heim.................   72 Director of Alpha since April 2, 1993.
                                         Mr. Heim, a private investor, served
                                         as a director of Encino Savings and
                                         Loan, Van Nuys, California, from 1991
                                         through 1994. He was a co-founder
                                         and, from 1981 to 1990, a director
                                         and Executive Vice President of
                                         Computer Memories Incorporated, which
                                         manufactured computer disk drives.
                                         Member of Audit, Stock Option and
                                         Compensation Committees.
 Dr. Kenneth W. Rind..............   63 Director of the Company since April
                                         1995. Since 1981, Dr. Rind has been a
                                         partner in various venture capital
                                         firms. Dr. Rind is currently a
                                         director of Vasomedical, Inc., a
                                         medical technology company and ESC
                                         Medical Systems, Ltd., a medical
                                         equipment manufacturer. Member of
                                         Audit and Stock Option Committees.

  The current executive officers of the Company are as follows:

                Name                Age                Position
                ----                ---                --------
 Marshall D. Butler...............   72 Chairman of the Board
 Lawrence Butler..................   36 President and Chief Executive Officer
 Johnny J. Blanchard..............   40 Secretary, Treasurer and Chief
                                         Financial Officer
 Robert C. Streiter...............   38 President, Wakefield Engineering Inc.
                                         and Uni-Star Industries, Inc.

  Each officer of the Company holds office until his successor shall be duly elected and qualified or until his earlier death, resignation or removal.

  Mr. Blanchard has been Chief Financial Officer of the Company since September 1994; from December 1989, he was Controller of the Company; and from October 1988, he was General Accounting Manager of the Company. Mr. Blanchard is a Certified Public Accountant.

  Mr. Streiter joined Uni-Star, as President on March 23, 1998 and assumed the additional responsibility as President of Wakefield Engineering, Inc. on September 21, 1998. Prior to joining Alpha, Mr. Streiter served in various management capacities for the past ten years at AVX Filters Corporation, Sun Valley, California.

Item 11. Executive Compensation

  The following table sets forth the compensation paid or accrued for services rendered in all capacities on behalf of the Company during the last three fiscal years to the Company's "Named Executive Officers", the only executive officers who received compensation in excess of $100,000 during the fiscal year ended October 25, 1998.

                                                              Long Term
                                                             Compensation
                                                           ----------------
                             Annual Compensation                Awards
                         ---------------------------       ----------------
                                                              Securities
   Name and Principal    Fiscal                               Underlying     All Other
        Position          Year  Salary ($) Bonus ($) Other Options/SARs (#) Compensation
   ------------------    ------ ---------- --------- ----- ---------------- ------------
Lawrence Butler.........  1998   170,208        --     --       80,000(2)      12,306(3)
  President and Chief
   Executive              1997   185,833        --     --       25,000(2)      11,400(3)
   Officer(1)             1996   180,000        --     --           --          4,050(3)
Marshall D. Butler......  1998    59,375        --     --           --             --
  Chairman of the Board   1997    75,000        --     --           --             --
                          1996   112,500        --     --           --             --
Robert C. Streiter......  1998    76,924    37,500     --      100,000(5)       2,308(6)
  President-UniStar
   Industries, Inc.
   Acting President-
   Wakefield
   Engineering, Inc.(4)
Michael A. Hoffmann.....  1998   143,366        --     --                      44,930(9)
  President--Wakefield..  1997   150,000    27,541     --       85,000(8)       7,865(9)
   Engineering, Inc.(7)

--------
(1) On April 19, 1995, Lawrence Butler became President and Chief Executive Officer of the Company with a salary of $180,000 per annum. In September 1995, Mr. Butler entered into a three-year employment agreement with the Company. Effective September 1, 1997, Mr. L. Butler's salary increased to $215,000 per annum. See "Employment Agreements".
(2) On August 19, 1997, Mr. L. Butler was granted 16,695 incentive stock options which are exercisable at $3.9875 per share and 8,305 non-qualified stock options which are exercisable at $3.625 per share. All options were granted under the Company's stock option plan. On the date of the grant, the fair market value of the shares was $3.625. On January 15, 1998, Mr.
    L. Butler was granted 25,220 incentive stock options which are exercisable at $3.875 per share and 54,780 non-qualified stock options which are exercisable at $4.2625 per share. All options were granted under the Company's stock option plan. On the date of the grant, the fair market value of the shares was $3.875.
(3) Represents car allowance of $7,200; employer 401(k) matching contribution of $4,500 for 1998; represents car allowance of $6,900; employer 401(k) matching contribution of $4,500 for 1997, and a 401(k) matching contribution of $4,050 for 1996.
(4) Mr. Streiter joined Uni-Star as President on March 23, 1998 and assumed the additional responsibility of President of Wakefield on September 21, 1998.
(5) On April 14, 1998 Mr. Streiter was granted 15,000 incentive stock options which are exercisable at the fair market value on such date, $4.5938. On October 21, 1998 Mr. Streiter was granted 85,000 incentive stock options which are exercisable at the fair market value on such date, $1.8750.
(6) Represents 401(k) matching contributions.
(7) Mr. Hoffman ceased serving as President of Wakefield in September, 1998.
(8) These options have been canceled as Mr. Hoffman ceased being employed by the Company on October 31, 1998.
(9) Represents car allowance of $4,571, employer 401(k) matching contribution of $5,455, and severance payments of $34,904 including unused accrued vacation time for 1998. Represents car allowance of $4,490 and employer 401(k) matching contribution of $3,375 for 1997.

Option/SAR Grants in Last Fiscal Year

  The following table sets forth information regarding grants of stock options to the Named Executive Officers during the last fiscal year. No SARs were granted during the last fiscal year.

                                                                            Potential
                                                                            Realizable
                                                                             Value at
                                                                          Assumed Annual
                                                                          Rates of Stock
                                          % of                             Appreciation
                                      Options/SARs                          for Option
                                       Granted to                            Term ($)
                                       Employees                          --------------
                         Options/SARs    During     Exercise   Expiration 5% Per 10% Per
          Name             Granted    Fiscal Year  Price/Share    Date     Year   Year
          ----           ------------ ------------ ----------- ---------- ------ -------
Lawrence Butler.........    25,220        5.62%      3.8750     1/14/2003 27,000  59,664
                            54,780       12.21%      4.2650     1/14/2003 37,420 108,367
Robert C. Streiter......    15,000        3.34%      4.5938     4/13/2003 19,038  42,068
                            85,000       18.95%      1.8750    10/20/2003 44,032  97,300

Aggregated Option/SAR Exercises in Last Fiscal Year Ended October 25, 1998 and FY-End Option Values

  The following table sets forth information regarding each exercise of stock options during the fiscal year ended October 25, 1998 by the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons.

                                                                        Value Unexercised In-the-
                           Shares               Number of Unexercised         Money Options
                          Acquired   Value #    Options at FY-End (#)           at FY-End
                         on Exercise Realized Exercisable/Unexercisable Exercisable/Unexercisable
                         ----------- -------- ------------------------- -------------------------
Lawrence Butler.........     -0-       -0-         303,333/96,667                 $0/$0
Marshall Butler.........     -0-       -0-          86,667/38,333                 $0/$0
Robert C. Streiter......     -0-       -0-              0/100,000                 $0/$0

Employment Agreements

  On September 29, 1995, the Company and Mr. L. Butler entered into a three year employment agreement (the "Agreement"). Under the Agreement, Mr. Butler is entitled to a base annual salary of $180,000 for the first year of the term with annual reviews of such base salary by the Board of Directors. In addition, the Agreement provides for an annual bonus based on the Company's earnings from continuing operations, less minority interest and before provision for income taxes.

  Effective March 23, 1998, the Company's Uni-Star subsidiary entered into a one year employment agreement with Robert C. Streiter, pursuant to which Mr. Streiter is to serve as Uni-Star's president. Under the agreement, Mr. Streiter is to receive an annual salary of $125,000, participate in the Company's bonus plan, and receive options to purchase 15,000 shares of the Company's common stock pursuant to the Company's 1994 Stock Option Plan.

Retirement Plans

  The Company has adopted a 401-K Savings/Stock Purchase Plan (the "401-K Plan") pursuant to which employees of the Company, including officers and directors who are full-time employees, may elect to contribute up to 6% of their salaries with the Company contributing an amount equal to one-half the employee's contribution. The amounts contributed by the Company vest over the first five (5) years of a person's employment with the Company. Employees may also contribute certain additional amounts of their salaries to the 401-K Plan without matching contributions by the Company. Income on the amounts held in the 401-K Plan is not subject to Federal income tax until withdrawal. Amounts held in the 401-K Plan are generally distributable to an employee upon normal retirement at age 59 or upon the death or disability of the employee. The Company does not maintain any pension plans.

Stock Option Plans and Agreement

  While the Company currently has stock options outstanding under four plans:
1981 and 1984 Incentive Stock Option Plans and the 1985 and 1994 Stock Option Plans (collectively, the "Stock Option Plans"), options may only be granted under the 1994 Plan.

  As of October 25, 1998, the number of shares available for future grant under the 1994 Plan was 299,500, and as of such date the Company had outstanding options to acquire an aggregate of 1,560,900 shares of Common Stock under all Stock Option Plans.

Compensation of Directors

  On January 15, 1998, the Company's Board of Directors approved an amendment to the Company's 1994 Stock Option Plan to provide for the annual grant (for the next three years) of options to purchase 10,000 shares to each director who is not an employee of the Company. Directors who are officers of or consultants to the Company will not receive any additional compensation for serving on the Board of Directors or its committees. Previously, the compensation plan provided for payment to directors who are not officers of or consultants to the Company of $1,000 for each meeting of the Board of Directors or any of its committees attended in person (plus reimbursement of travel expenses) and $250 for each telephonic meeting in which a Director participates.

Compensation Committee Interlocks and Insider Participation

  The Board has a Compensation Committee, which currently consists of Marshall
D. Butler and Frederic A. Heim. For services as Chairman of the Board of Directors, Marshall Butler received compensation of $59,375 during the last fiscal year.

Compensation Committee Report

  The compensation paid to Lawrence Butler for the fiscal year ended October 25, 1998 was determined pursuant to his employment agreement which was entered into on September 29, 1995. The agreement provides for a base annual salary, subject to annual review, of $180,000, plus a bonus based on the Company achieving certain approved targeted earnings. Prior to determining Mr. Butler's salary, the Committee reviewed available surveys of compensation packages for chief executives in the electronics components manufacturing industry. The Committee recommended an increase to Mr. L. Butler's salary of $35,000 for effective beginning in fiscal 1997. Mr. L. Butler was not entitled to, and did not receive, a bonus for fiscal 1998. Mr. L. Butler was granted options to purchase 80,000 shares of the Company's common stock during the year ended October 25, 1998.

  It is the Committee's policy to provide its executive officers with a moderately competitive salary and for incentives in the form of a stock options and cash bonuses tied to targeted earnings. The Committee believes that Mr. L. Butler's employment agreement reflects these policies.

                                          Marshall D. Butler
                                          Frederic A. Heim

Performance Graph

  The graph below compares the cumulative total shareholder's return of the common stock of the Company for the last five years with the NASDAQ Composite Index and the Standard & Poor's Electronic Components and Parts Manufacturers. The graph assumes the value of the fixed investment was $100 on October 31, 1993, and that all dividends were reinvested.



                              [GRAPH APPEARS HERE]

                                                               NASDAQ   Industry
                  Measurement Period                    Alpha Composite  Group
                  ------------------                    ----- --------- --------
October 31, 1993.......................................  100     100      100
October 31, 1994.......................................  174     100      102
October 31, 1995.......................................  352     133      126
October 31, 1996.......................................  161     157      181
October 31, 1997.......................................  157     205      235
October 31, 1998.......................................   59     227      304

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth as of January 31, 1999, the number and percentage of outstanding shares of Common Stock of the Company owned beneficially, within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), by (i) each stockholder known by the Company to own more than 5% of the outstanding shares of Common Stock; (ii) each director and nominee of the Company; (iii) each named executive officer; and (iv) all directors, nominees and executive officers, as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

                                                 Amount and Nature
                                                   of Beneficial   Percent of
Name and Address of Beneficial Owners(1)           Ownership(2)     Class(2)
----------------------------------------         ----------------- ----------
Marshall D. Butler(3)(4).......................        621,300         8.8%
Lawrence Butler(5).............................      1,214,059        16.7%
Donald K. Grierson(6)..........................        210,000         3.0%
Frederic A. Heim(3)(7).........................         40,000           *
Dr. Kenneth W. Rind(8).........................         80,000         1.1%
Dot.Com Partners, L.P.(9)......................        850,060        12.3%
Robert C. Streiter(10).........................         30,000           *
Dimensional Fund Advisors Inc..................        415,900         6.2%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401(11)
Wellington Management(12)......................        405,000         5.8%
  75 State Street
  Boston, MA 02109
Lockhart Family Trust(13)......................        355,678         5.1%
  32551 Azores Road
  Dana Point, CA 92629
All Directors and Executive Officers as a Group
 (7 Persons)(14)...............................      2,599,137        34.4%

--------
 *  Constitutes less than 1%
(1) Unless otherwise indicated, the address of each beneficial owner is c/o Alpha Technologies Group, Inc., 9465 Wilshire Blvd. Suite 980, Beverly Hills, CA 90212.
(2) Includes shares deemed to be beneficially owned by such persons or entities pursuant to Rule 13d-3 promulgated under the Exchange Act because they have the right to acquire such shares within 60 days upon the exercise of options or similar rights or because such persons or entities have or share investment or voting power.
(3) Does not include shares owned by Dot.Com of which Mr. M. Butler and Mr. Heim are each limited partners. Messrs. Butler and Heim disclaim beneficial ownership of such shares.
(4) Includes 125,000 shares which Mr. M. Butler has the right to acquire upon the exercise of stock options within 60 days.
(5) Includes 850,060 shares owned by Dot.Com, 15,000 shares owned by a Trust of which Mr. L. Butler is trustee and 329,999 shares which Mr. L. Butler has the right to acquire upon the exercise of stock options within 60 days.
(6) Includes 10,000 shares which Mr. Grierson has the right to acquire upon the exercise of stock options within 60 days.
(7) Includes 35,000 shares which Mr. Heim has the right to acquire upon the exercise of stock options within 60 days.
(8) Includes 70,000 shares which Mr. Rind has the right to acquire upon the exercise of stock options within sixty days.
(9) Shares owned by Dot.Com are also included in the number of shares reported as beneficially owned by Mr. L. Butler.

Item 12. Security Ownership of Certain Beneficial Owners and Management-- continued

(10) Address is c/o Uni-Star Industries, Inc., 306 Pasadena Ave, South Pasadena, CA 91030. Includes 5,000 shares that Mr. Streiter has the right to acquire upon exercise of stock options within sixty days. Includes 10,000 shares owned by Mr. Streiter's spouse, Mr. Streiter disclaims beneficial ownership of such shares.
(11) Dimensional Fund Advisors Inc. ownership as reported on Nasdaq-online.com as of February 1, 1999.
(12) Wellington Management Company, LLP ownership as reported on Nasdaq-online.com as of February 1, 1999.
(13) Lockhart Family Trust Ownership as shown on the Company's stock ledger as maintained by American Stock Transfer & Trust Company, the Company's transfer agent.
(14) Includes 622,99 shares which individuals in the group have the right to acquire upon the exercise of stock options which are exercisable within 60 days, 850,060 shares held by Dot.Com, 15,000 shares owned by a trust of which Mr. L. Butler is trustee.

Item 13. Certain Relationships and Related Transactions.

  There were no transactions since the beginning of the Company's last fiscal year requiring disclosure pursuant to Item 404 of Regulation S-K.

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K

 Exhibit
   No.
 -------
  3.1     --Certificate of Incorporation of the Company, as amended.(1)(2)(3)
  3.2     --By-laws of the Company.(4)
 10.1     --Registrant's 1984 Incentive Stock Option Plan, together with amendments thereto.(2)
 10.2     --Registrant's 1985 Stock Option Plan, together with amendments thereto.(2)(5)(6)(7)(8)
 10.3     --Registrant's 401-K Plan as amended.(9)(18)
 10.4     --Standard Industrial/Commercial Single-Tenant Lease dated as of June
           1, 1994 by and between Pasadena Industrial Associates and Uni- Star
           Industries, Inc.(11)
 10.5     --Lease Agreement dated as of January 1995 by and between Robert L.
           Byers and Joyce F. Byers and Uni-Star Industries, Inc.(11)
 10.6(a)  --Assignment and Assumption Agreement dated November 4, 1998 by and among Malco division of Uni-Star Industries, Inc., Malco, Inc., and
           Robert L. Byers and Joyce F. Byers. (Filed Herewith)
 10.6(b)  --Second Lease Amendment Agreement dated November 5, 1998 by and between Malco, Inc., and Robert L. Byers and Joyce F. Byers. (Filed
           Herewith)
 10.7     --Registrant's 1994 Stock Option Plan as amended and restated.(3)(19)
 10.8     --Loan and Security Agreement dated as of June 22, 1994 entered into by and between Shawmut Bank, N.A. and Wakefield Engineering, Inc.
           together with amendments thereto. (The exhibits and schedules to the
           Loan and Security Agreement/Amendment are listed on the last page of such documents. Such exhibits and schedules have not been filed by the Issuer, who hereby undertakes to file such exhibits upon request of the Commission.)(10)(11)(12)(13)(14)(15)(16)
 10.8(a)  --Seventh Amendment to Loan and Security Agreement dated November 12,
           1998 entered into by and between Fleet National Bank of
           Massachusetts and Wakefield Engineering, Inc. (The exhibits and schedules to the Loan and Security Agreement Amendment have not been filed by the Issuer, who hereby undertakes to file such exhibits upon request of the Commission) (Filed Herewith)
 10.8(b)  --Eighth Amendment to Loan and Security Agreement dated January 31,
           1999 entered into by and between Fleet National Bank of
           Massachusetts and Wakefield Engineering, Inc. (The exhibits and schedules to the Loan and Security Agreement Amendment have not been filed by the Issuer, who hereby undertakes to file such exhibits upon request of the Commission) (Filed Herewith)
 10.8(c)  --Nineth Amendment to Loan and Security Agreement dated February 8,
           1999 entered into by and between Fleet National Bank of
           Massachusetts and Wakefield Engineering, Inc. (The exhibits and schedules to the Loan and Security Agreement Amendment have not been filed by the Issuer, who hereby undertakes to file such exhibits upon request of the Commission) (Filed Herewith)
 10.9     --Employment Agreement with Lawrence Butler dated September 29,
           1995.(3)
 10.10    --Indenture of Lease Agreement dated as of December 20, 1994 by and between Richard J. Tobin, as Trustee of JLN Realty Trust, under
           Declaration of Trust dated June 15, 1981 and filed with Bristol
           County Fall River District Registry of Deeds Land Court Records as
           Document 12977, and Wakefield Engineering, Inc.(3)
 10.10(a) --Lease modification and extension agreement date February 4, 1998 by and between Richard J. Tobin as Trustee u/d/t dated June 15, 1981 and entitled "J L N Realty Trust" and Wakefield Engineering, Inc.
           (18)

 Exhibit
   No.
 -------
 10.11   --Industrial Space Lease dated as of September 29, 1995 by and between
          Rancon Income Fund I and Wakefield Engineering, Inc.(3)
 10.12   --Agreement and Plan of Merger dated as of August 14, 1996 by and among Alpha Technologies Group, Inc., Lockie Acquisition Corp.,
          Lockhart Industries, Inc., Eldon H. Lockhart and Marjorie D.
          Lockhart. (The exhibits and schedules to the Agreement and Plan of
          Merger and listed on page v of the Table of Contents of such
          Agreement. Such exhibits and schedules have not been filed by the
          Issuer, who hereby undertakes to file such exhibits upon request of the Commission.)(15)
 10.13   --Employment agreement dated March 23, 1998 between Robert Streiter and Uni-Star Industries, Inc. (18)
 10.14   --Lease dated October 31, 1979 by and between Landcee Investment Co.
          and Lockhart Industries, Inc. together with addendum and amendments thereto.(15)
 10.15   --Lease dated August 29, 1984 by and between Garfield-Pacific
          Development Co. and Lockhart Industries, Inc., together with addendums and amendments thereto.(15)
 10.16   --Lease dated April 30, 1998 between Cummings Properties Management,
          Inc. and Wakefield Engineering, Inc.(18)
 10.17   --International Swap Dealers Association, Inc. Master Agreement dated as of October 23, 1996 between Fleet National Bank and Wakefield
          Engineering, Inc.; Lockhart Industries, Inc.; Specialty Extrusion
          Corp.(15)
 10.18   --Asset Purchase Agreement dated as of June 20, 1997 by and between
          Sealtron, Inc. and Uni-Star Industrial, Inc. (The exhibits and schedules have not been filed by the Registrant, who hereby undertakes to file such exhibits upon request of the Commission.)(17)
 11      --Computation of net income per share. (Filed Herewith)
 21      --Subsidiaries of Registrant. (Filed Herewith)
 23.1(a) --Consent of Arthur Andersen LLP. (Filed Herewith)
 23.1(b) --Consent of Arthur Andersen LLP. (Filed Herewith)
 27      --Financial Data Schedule. (Filed Herewith)

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

(10) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 26, 1997.
(11) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994.
(12) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended April 30, 1995 filed on June 14, 1995.
(13) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended January 28, 1996 filed on March 13, 1996.
(14) Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended April 28, 1996 filed on June 12, 1996.
(15) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 27, 1996 filed on January 27, 1997.
(16) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended July 27, 1997 filed on June 11, 1997.
(17) Incorporated herein by reference to the Company's Form 8-K dated June 20, 1997, filed on or about July 3, 1997.
(18) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended April 26, 1998 filed on June 10, 1998.
(19) Incorporated herein by reference to the Company's Proxy Statement filed February 23, 1998

Reports on Form 8-K

No report on Form 8-K was filed during the fourth quarter of the year ended October 25, 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Alpha Technologies Group, Inc.

Date: February 8, 1999                    By:     /s/ Lawrence Butler
                                             ----------------------------------
                                                      Lawrence Butler
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                      Title                   Date

    /s/ Marshall D. Butler           Chairman of the
-----------------------------------   Board
       (Marshall D. Butler)

      /s/ Lawrence Butler            Chief Executive
-----------------------------------   Officer and
         (Lawrence Butler)            Director (Principal
                                      Executive Officer)

    /s/ Johnny J. Blanchard          Chief Financial              February 8,
-----------------------------------   Officer (Principal            1999
       (Johnny J. Blanchard)          Financial and
                                      Accounting Officer)

    /s/ Donald K. Grierson           Director
-----------------------------------
       (Donald K. Grierson)

     /s/ Frederic A. Heim            Director
-----------------------------------
        (Frederic A. Heim)

      /s/ Kenneth W. Rind            Director
-----------------------------------
         (Kenneth W. Rind)

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Financial Statements:
  Report of Independent Public Accountants................................. F-2
  Consolidated Balance Sheets--October 26, 1997 and October 25, 1998....... F-3
  Consolidated Statements of Operations--For the Years Ended October 27,
   1996, October 26, 1997 and October 25, 1998............................. F-4
  Consolidated Statements of Stockholders' Equity--For the Years Ended
   October 27, 1996,
   October 26, 1997 and October 25, 1998................................... F-5
  Consolidated Statements of Cash Flows--For the Years Ended October 27,
   1996, October 26, 1997 and October 25, 1998............................. F-6
  Notes to Consolidated Financial Statements............................... F-7

Financial Statement Schedules:
  Condensed Financial Information.......................................... S-1
  Valuation and Qualifying Accounts........................................ S-5

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.

  We have audited the accompanying consolidated balance sheets of Alpha Technologies Group, Inc. (a Delaware corporation) and subsidiaries as of October 26, 1997 and October 25, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 25, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Technologies Group, Inc. and subsidiaries as of October 26, 1997 and October 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 25, 1998 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Financial Statement Schedules listed in Part II-Item 8 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. The Financial Statement Schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Houston, Texas
December 4, 1998, except
with respect to the matters
discussed in Note 6 as to which
the date is February 8, 1999.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     October 26, 1997 and October 25, 1998

                (In Thousands, Except Share and per Share Data)

                                                        October 26, October 25,
                        ASSETS                             1997        1998
                        ------                          ----------- -----------
CURRENT ASSETS:
  Cash.................................................   $ 1,707     $ 1,387
  Accounts receivable, net of reserves of $328 and $524
   (Note 6)............................................    11,766       8,671
  Inventories, net (Notes 4 and 6).....................     9,781       9,546
  Prepaid expenses (Note 6)............................     1,140         623
                                                          -------     -------
    Total current assets...............................    24,394      20,227
PROPERTY AND EQUIPMENT, at cost (Note 6):
  Manufacturing equipment, leasehold improvements,
   furniture, fixtures and other.......................    17,341      21,360
  Less--Accumulated depreciation and amortization......     5,656       8,005
                                                          -------     -------
  Property and equipment, net..........................    11,685      13,355
GOODWILL, net (Note 6).................................     2,878       2,714
OTHER ASSETS, net (Notes 6 and 11).....................     2,421       2,379
                                                          -------     -------
    TOTAL ASSETS.......................................   $41,378     $38,675
                                                          =======     =======
          LIABILITIES AND STOCKHOLDERS EQUITY
          -----------------------------------
CURRENT LIABILITIES:
  Accounts payable, trade..............................   $ 6,179     $ 5,808
  Accrued compensation and related benefits (Note 5)...     1,810       1,777
  Current portion of other liabilities (Note 5)........     4,580       2,582
  Current portion of long-term debt (Note 6)...........     1,494         961
                                                          -------     -------
    Total current liabilities..........................    14,063      11,128
REVOLVING CREDIT FACILITY (Note 6).....................     5,198       8,180
LONG-TERM DEBT (Note 6)................................     2,865       2,833
OTHER LIABILITIES (Note 5).............................       451         217
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY (Notes 7, 8, 9 and 10):
  Preferred stock, $100 par value; shares authorized
   180,000.............................................        --          --
  Common stock, $.03 par value; shares authorized
   17,000,000;
  issued 7,700,733 at October 26, 1997 and 7,940,838 at
   October 25, 1998....................................       231         238
  Additional paid-in capital...........................    43,523      43,781
  Retained deficit.....................................   (21,110)    (23,893)
  Cumulative translation adjustments...................      (125)        (91)
  Treasury stock, at cost (1,008,553 common shares at
   October 26,1997 and at October 25,1998).............    (3,718)     (3,718)
                                                          -------     -------
    Total stockholders' equity.........................    18,801      16,317
                                                          -------     -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $41,378     $38,675
                                                          =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

   For the Years Ended October 27 1996, October 26, 1997 and October 25, 1998

                (In Thousands, Except Share and per Share Data)

                                          October 27,  October 26,  October 25,
                                             1996         1997         1998
                                          -----------  -----------  -----------
SALES (Note 2, 3 and 13)................  $   67,070   $   75,665   $   77,045
COST OF SALES...........................      52,651       61,726       63,773
                                          ----------   ----------   ----------
    Gross profit........................      14,419       13,939       13,272
OPERATING EXPENSES:
  Research and development..............       1,448        1,506        1,903
  Selling, general and administrative...      12,344       12,931       13,219
  Restructuring and other...............         406        2,494          127
                                          ----------   ----------   ----------
    Total operating expenses............      14,198       16,931       15,249
                                          ----------   ----------   ----------
OPERATING INCOME (LOSS) (Note 13).......         221       (2,992)      (1,977)
INTEREST AND OTHER INCOME (EXPENSE), net
 (Note 6 and 13)........................        (778)      (1,024)        (806)
                                          ----------   ----------   ----------
LOSS BEFORE TAXES.......................        (557)      (4,016)      (2,783)
PROVISION FOR INCOME TAXES (Note 11):
  Current...............................          60           --           --
  Deferred..............................          --           --           --
                                          ----------   ----------   ----------
    Total provision for income taxes....          60           --           --
                                          ----------   ----------   ----------
LOSS BEFORE DISCONTINUED OPERATION......        (617)      (4,016)      (2,783)
GAIN ON SALE OF DISCONTINUED OPERATION,
 net of income tax effect (Note 3)......          --          610           --
INCOME FROM DISCONTINUED OPERATION, net
 of income tax effect (Note 3)..........         318           54           --
                                          ----------   ----------   ----------
NET LOSS................................  $     (299)  $   (3,352)  $   (2,783)
                                          ==========   ==========   ==========
PER COMMON AND COMMON EQUIVALENT SHARE
 (Notes
 3 and 10)
Loss before discontinued operation......  $    (0.10)  $    (0.60)  $    (0.41)
Gain on sale of discontinued operation..          --         0.09         0.00
Income from discontinued operation......        0.05         0.01         0.00
                                          ----------   ----------   ----------
Net loss................................  $    (0.05)  $    (0.50)  $    (0.41)
                                          ==========   ==========   ==========
SHARES USED IN COMPUTING NET LOSS PER
 COMMON EQUIVALENT SHARE................   6,277,585    6,682,106    6,753,752
                                          ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

   For the Years Ended October 27 1996, October 26, 1997 and October 25, 1998

                         (In Thousands, Except Shares)

                           Common Stock   Additional                    Treasury Stock
                         ----------------  Paid In   Retained          ------------------
                          Shares   Amount  Capital   (Deficit)  Other   Shares    Amount
                         --------- ------ ---------- ---------  -----  ---------  -------
BALANCE, OCTOBER 29,
 1995................... 6,977,845  $209   $39,114   $(17,459)    --     935,404  $(3,101)
Net (loss)..............        --    --        --       (299)    --          --       --
Issuance to employees
 pursuant to stock
 option plans (Note 9)..   158,332     5       336         --     --          --       --
Acquisition of Lockhart
 Industries, Inc. (Note
 2) ....................   280,556     8     2,355         --     --          --       --
Purchase of Uni-Star
 Industries, Inc.
 minority interest (Note
 2).....................   265,000     8     1,669         --     --      82,577     (696)
Cumulative translation
 adjustments............        --    --        --         --    (32)         --       --
                         ---------  ----   -------   --------   ----   ---------  -------
BALANCE, October 27,
 1996................... 7,681,733   230    43,474    (17,758)   (32)  1,017,981   (3,797)
Net (loss)..............                               (3,352)
Issuance to employees
 pursuant to stock
 option plans (Note 9)..    19,000     1        53         --     --          --       --
Acquisition of Lockhart
 Industries, Inc. (Note
 2).....................        --    --        --         --     --      (9,428)      79
Purchase of Uni-Star
 Industries, Inc.
 minority interest (Note
 2).....................        --    --        (4)        --     --          --       --
Cumulative translation
 adjustments............        --    --        --         --    (93)         --       --
                         ---------  ----   -------   --------   ----   ---------  -------
BALANCE, October 26,
 1997................... 7,700,733   231    43,523    (21,110)  (125)  1,008,553   (3,718)
Net (loss)..............                               (2,783)
Issuance to employees
 pursuant to stock
 option plans (Note 9)..    91,834     3       215         --     --          --       --
Acquisition of Lockhart
 Industries, Inc. (Note
 2).....................   148,271     4        (4)        --     --          --       --
Compensation associated
 with stock options.....                        47
Cumulative translation
 adjustments............        --    --        --         --     34          --       --
                         ---------  ----   -------   --------   ----   ---------  -------
BALANCE, October 25,
 1998................... 7,940,838  $238   $43,781   $(23,893)  $(91)  1,008,553  $(3,718)
                         =========  ====   =======   ========   ====   =========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  For the Years Ended October 27, 1996, October 26, 1997 and October 25, 1998

                                 (In Thousands)

                                            October 27, October 26, October 25,
                                               1996        1997        1998
                                            ----------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................    $  (299)    $(3,352)    $(2,783)
Adjustments to reconcile net loss to net
 cash provided (used) by operating
 activities:
  Depreciation and amortization (Note
   13)....................................      2,172       2,829       3,163
  Loss on sale/disposal of equipment......         --          --         252
  Gain on sale of discontinued operation
   (Note 3)...............................         --        (610)         --
  Income from discontinued operation (Note
   3).....................................       (318)        (54)         --
  Cumulative translation adjustments......        (32)        (93)         34
  Stock Option Compensation Expense.......         --          --          47
Changes in assets and liabilities net of
 effects from acquisitions:
  (Increase) decrease in accounts
   receivable.............................         (9)        294       3,095
  (Increase) decrease in inventories......     (2,065)        785         235
  (Increase) decrease in prepaid
   expenses...............................       (119)        (29)        517
  Increase (decrease) in accounts payable,
   trade..................................       (113)        706        (371)
  Increase (decrease) in accrued
   compensation and related benefits......       (704)        174         (33)
  Increase (decrease) in other
   liabilities............................       (730)        333      (2,112)
                                              -------     -------     -------
    Total adjustments.....................     (1,918)      4,335       4,827
                                              -------     -------     -------
    Net cash provided (used) by continuing
     operations...........................     (2,217)        983       2,044
    Net cash provided by discontinued
     operation (Note 3)...................        237         313          --
                                              -------     -------     -------
    Net cash provided (used) by operating
     activities...........................     (1,980)      1,296       2,044
                                              -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds (expenditures) for business
   acquisitions and divestitures(Note 3)..       (479)      2,100          --
  Change in goodwill......................       (176)        (83)        (67)
  Purchase of property and equipment (Note
   13)....................................     (3,770)     (1,420)     (5,079)
  Proceeds from sale of property and
   equipment..............................         --          --         155
                                              -------     -------     -------
  (Increase) decrease in other assets,
   net....................................        (25)        181          (8)
                                              -------     -------     -------
    Net cash (used) by investing
     activities...........................     (4,450)        778      (4,999)
                                              -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
   (Note 9)...............................        341          50         218
  Proceeds from revolving credit lines
   (Note 6)...............................     54,896      43,916      70,917
  Payments on revolving credit lines (Note
   6).....................................    (50,977)    (49,741)    (67,935)
  Proceeds from term debt (Note 6)........      2,574       2,770         920
  Payments on term debt (Note 6)..........     (2,527)     (1,297)     (1,485)
                                              -------     -------     -------
    Net cash provided (used) by financing
     activities...........................      4,307      (4,302)      2,635
NET (DECREASE) IN CASH AND CASH
 EQUIVALENTS..............................     (2,123)     (2,228)       (320)
                                              -------     -------     -------
CASH AND CASH EQUIVALENTS, beginning of
 year.....................................      6,058       3,935       1,707
                                              -------     -------     -------
CASH AND CASH EQUIVALENTS, end of period..    $ 3,935     $ 1,707     $ 1,387
                                              =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

  Alpha Technologies Group, Inc. ("Alpha" or the "Company") primarily derives its revenues from two business segments: thermal management and connectors. Thermal management products, principally heat sinks, which dissipate heat generated by electronic components, serve the microprocessor, computer, consumer electronics, transportation, automotive, industrial controls, factory automation power supply, aerospace and defense industries. Sub-miniature, micro-miniature and ultra-miniature connectors and cable and/or wire harness connector assemblies, the majority of which are custom manufactured to meet rigid specifications, serve the aerospace, communications, defense, factory automation, industrial controls, medical electronics, scientific/process instrumentation and test/measurement industries. In addition, the Company operates a business that designs, fabricates and tests custom designed electronic systems for the military, telecommunications industry and certain commercial markets.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Alpha and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. These changes had no impact on previously reported results of operations or stockholders' equity. As more fully described in Note 3--Discontinued Operation, prior years numbers have been restated, through reclassification, to discontinue the hermetic connector business sold in June 1997.

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

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

1. Significant Accounting Policies--(Continued)

 Goodwill

  Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 15 years using the straight-line method. The accumulated amortization on October 26, 1997 and October 25, 1998 was approximately $632,000 and $863,000, respectively. Amortization expense of approximately $209,000, $248,000 and $231,000 was recorded in fiscals 1996, 1997 and 1998, respectively.

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

 Foreign Currency Translation

  Assets and liabilities of the Company's foreign operations are translated into U. S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rate for the period in accordance with SFAS No. 52, "Foreign Currency Translation". Resulting translation adjustments are reported as a separate component of stockholders' equity.

 Interest Rate Swap Agreement

  The Company has entered into interest swap agreements as a means of managing its interest rate exposure. The agreements effectively fixed the interest rate on floating rate debt at a rate of 8.75% for a notional principal amount of $2,250,000 through November 1, 2001, and at a rate of 8.85% for a notional principal amount of $1,900,000 through October 29, 2003. On October 25, 1998, the carrying value of the related debt approximated the fair value of the debt including the swap agreements. Net amounts paid or received are reflected in interest expense.

 New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Number 130 ("SFAS 130") "Reporting Comprehensive Income"; and in February 1998, FASB issued SFAS 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits". The Company is required to adopt these standards for its fiscal year 1999. Management believes that the adoption of SFAS 130 and SFAS 132 in fiscal 1999 will not have a material effect on the preparation of and results of the Company's consolidated financial statements.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt this for fiscal its year 2000. Management believes that the adoption of SFAS 133 will not have a material effect on the preparation of and the results of the Company's consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

2. Acquisitions

  On September 3, 1996, the Company purchased the 20% minority interest of Uni-Star Industries, Inc. ("Uni-Star") for 265,000 shares of its common stock. Uni-Star is now a wholly-owned subsidiary of the Company.

  On August 21, 1996, the Company, through a newly-organized, wholly-owned subsidiary, Lockie Acquisition Corp. ("LAC"), purchased all of the outstanding stock of Lockhart Industries, Inc. ("LII"), a thermal management company, pursuant to an Agreement and Plan of Merger dated as of August 14, 1996 (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company issued 280,556 shares of its common stock in exchange for all of the issued and outstanding common stock of LII. Based upon decreases in LII's working capital prior to the acquisition and collection of accounts receivable, the purchase price was reduced by 73,149 shares of the Company's common stock. The number of shares issued was subject to increase in the event that the Company's common stock was not trading at $9 or more two years from the date of closing. Accordingly, on September 23, 1998, the Company issued an additional 148,271 shares of its common stock. Following the merger, the Company transferred all of LAC's shares to Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company, and changed LAC's name to Lockhart Industries, Inc. ("Lockhart"). In addition, Wakefield paid off an aggregate of $506,000 of LII's debt. The acquisition was accounted for as a purchase transaction, as such, the purchase price was allocated to the assets acquired and liabilities assumed. The operating results of Lockhart have been included in the Company's consolidated results of operations since its acquisition.

3. Discontinued Operation

  In June 1997, substantially all of the assets and business of the Company's hermetic connector business in Ohio were sold for $2,100,000, with a potential additional payment on February 15, 1999 of up to $400,000 based on orders booked by the buyer. In January 1999, the purchaser advised the Company that no contingent payment will be due The sale resulted in a gain of approximately $610,000, net of income tax expense of $12,000 and reserves primarily related to leased premises. The results of operations for the Company's hermetic connector business are reflected in the accompanying consolidated financial statements as discontinued operation.

   Summary operating results of the discontinued operation prior to the sale are as follows for the fiscal years ended:

                                                         October 27, October 26,
                                                            1996        1997
                                                         ----------- -----------
                                                             (In Thousands)
    Revenues............................................   $3,167      $2,031
    Costs and expenses..................................    2,849       1,977
                                                           ------      ------
    Net income (loss)...................................   $  318      $   54
                                                           ======      ======

4. Inventories

   Inventories consisted of the following on:

                                                          October 26 October 25,
                                                             1997       1998
                                                          ---------- -----------
                                                              (In Thousands)
    Raw materials and components.........................   $5,537     $6,187
    Work in process......................................    3,785      3,194
    Finished goods.......................................    2,328      2,564
                                                            ------     ------
                                                            11,650     11,945
    Valuation reserve....................................   (1,869)    (2,399)
                                                            ------     ------
                                                            $9,781     $9,546
                                                            ======     ======

               ALPHA TECHNOLOGIES GROUP, INC., AND SUBSIDIARIES

5. Accrued Compensation and Related Benefits and Other Liabilities

   Accrued compensation and related benefits consisted of the following on:

                                                         October 26, October 25,
                                                            1997        1998
                                                         ----------- -----------
                                                             (In Thousands)
    Accrued salaries and wages..........................   $  711      $  950
    Other...............................................    1,099         827
                                                           ------      ------
                                                           $1,810      $1,777
                                                           ======      ======

   Other liabilities consisted of the following on:

                                                         October 26, October 25,
                                                            1997        1998
                                                         ----------- -----------
                                                             (In Thousands)
    Accrued restructuring costs.........................   $1,715       $ 105
    Accrued commissions.................................    1,013         787
    Other...............................................    2,303       1,907
                                                           ------      ------
                                                            5,031       2,799
    Less: current portion...............................   (4,580)     (2,582)
                                                           ------      ------
                                                           $  451      $  217
                                                           ======      ======

  The accrued restructuring costs represent an estimate of the remaining costs to close the manufacturing facility in Wakefield, Massachusetts and consolidate production of its thermal management products in its other existing facilities.

6. Debt and Revolving Credit Facilities

   Debt and revolving credit facilities consisted of the following on:

                                                         October 26, October 25,
                                                            1997        1998
                                                         ----------- -----------
                                                             (In Thousands)
    Variable-rate revolving credit facility (effective
     interest rates of 8.188% and 8.5% at October 25,
     1998), interest payable monthly, principal is
     repaid and re-borrowed based on cash
     requirements*.....................................    $5,198      $ 8,180
    Variable-rate term notes (effective interest rates
     of 8.75% to 8.85% at October 25, 1998), payable in
     monthly installments ranging from $22,619 to
     $37,500, plus accrued interest*...................     3,489        2,766
    Equipment acquisition facility (effective interest
     Rate of 8.75% on October 25, 1998, payable in 84
     monthly installments of $10,952 , plus accrued
     interest* ........................................        --          920
    Other..............................................       870          108
                                                           ------      -------
                                                            9,557       11,974
    Less current portion...............................    (1,494)         961
                                                           ------      -------
                                                           $8,063      $11,013
                                                           ======      =======

--------
*   The Debt and revolving credit facilities all mature on December 31, 1999.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

6. Debt and Revolving Credit Facilities--(Continued)

  Effective December 31, 1997, Wakefield, Wakefield Extrusion, Lockhart and Malco (hereinafter referred to as "Borrowers") became parties to a loan agreement, as amended (the "Agreement") with a commercial bank which provided for revolving loans of up to $9,000,000, with the ability to increase upon request to $12,000,000, and an equipment acquisition facility of $3.2 million. The advances on the revolving loans were based on the eligible accounts receivable and inventories of Borrowers. The advances on the equipment acquisition facility may be used only for the purpose of funding capital equipment purchases by the Borrowers. In addition, there are two term loans existing under the Agreement in the original amounts of $2,250,000 and $1,900,000. The original maturity date on this Agreement was December 31, 1999.

  On October 25, 1998, $8,180,000 was drawn on the revolving credit facility with interest accruing on $7,000,000 at the relevant adjusted LIBOR rate plus 2.5% (8.188% per annum on October 25, 1998) and the remainder at the banks prime rate plus .5% (prime plus 1% after November 12, 1998) 8.5% per annum on October 25, 1998. There is an unused line fee equal to .5% per annum on the difference between $10,000,000, or $9,000,000 after January 31, 1999, and the average daily outstanding principal balance of Revolving Loans during each of the Company's fiscal quarters payable quarterly in arrears on the first day of each fiscal quarter. The $2,250,000 term note accrues interest at 8.75% per annum and is payable in fifty-nine (59) equal monthly installments of $37,500 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 11, 2001, together, in each instance, with interest thereon to the date of payment. On October 25, 1998, $1,387,500 was outstanding on the $2,250,000 term loan. The $1,900,000 term loan accrues interest at 8.85%, and is payable in eighty-three (83) equal monthly installments of $22,619 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 29, 2003, together, in each instance, with interest thereon to the date of payment. On October 25, 1998, $1,379,763 was outstanding on the $1,900,000 term note. The equipment acquisition facility accrues interest at the banks prime rate plus .75% (8.75% per annum on October 25, 1998) and is payable in 84 equal monthly installments of $10,952 beginning January 1999. On October 25, 1998, $920,000 was outstanding on the equipment acquisition facility. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of Borrowers which in aggregate total $36,010,000.

  As a result of the fourth quarter net loss, the Company was not in compliance with the financial covenants included in the Agreement. In November 1998, the Company and the commercial bank reached an agreement whereby the Company pledged the assets of its connector subsidiary, Uni-Star, to provide additional collateral under the Agreement. In February 1999, the Company and the commercial bank agreed to reduce the revolving loan commitment to $9,000,000, to reduce the percentage advanced on accounts receivable and inventory, and agreed to new covenants. The Company does not believe that these reductions will have a material adverse effect on its business. The Company is reviewing proposals from several lenders and is in receipt of a commitment from one lender. The Company intends to evaluate each of the proposals and negotiate the most favorable relationship it can obtain to replace its current commercial lender.

  Cash paid for interest on all outstanding debt amounted to approximately $898,000 in fiscal year 1996, approximately $1,172,000 in fiscal year 1997 and approximately $1,011,000 in fiscal year 1998.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

6. Debt and Revolving Credit Facilities--(Continued)

  Aggregate payments of debt and revolving credit facilities outstanding as of October 25, 1998 for the next five years are summarized below:

        Fiscal Years                                                  Amount
        ------------                                              --------------
                                                                  (In thousands)
         1999....................................................    $   961
         2000....................................................     11,013
         2001....................................................         --
         2002....................................................         --
         2003....................................................         --
         Thereafter..............................................         --
                                                                     -------
                                                                     $11,974
                                                                     =======

  Management intends to refinance the revolving credit facility and the revolving credit commitment at or prior to December 31, 1999.

7. Preferred Stock

  On October 26, 1997 and October 25, 1998, the Company had authorized 180,000 shares of unissued, preferred stock with a par value of $100 per share. The Board of Directors has the authority to issue such preferred stock and to set the terms thereof, including the dividend rate, conversion rights, redemption rights, voting rights and liquidation preferences. There are no shares of preferred stock outstanding as of October 25, 1998.

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

9. Stock Option Plans

  The Company has in effect nonqualified and incentive stock option plans under which shares are available for exercise. As of October 25, 1998, the Board of Directors has reserved 1,560,900 shares of common stock for issuance under the plans. The prices at which substantially all stock options outstanding have been granted have been equal to or in excess of the fair market value of the Company's stock at the time of the grant. These options vest over periods up to five years. On October 25, 1998, there were 299,500 shares available for future grants.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

9. Stock Option Plans--(Continued)

  The following table summarizes activity and outstanding options under the plans:

                                                                     Weighted
                                                        Shares       Average
                                                     Under Option Exercise Price
                                                     ------------ --------------
    Outstanding on October 29, 1995.................  1,247,000       $4.23
      Granted-Option Price=FMV......................    373,000        6.98
      Forfeited.....................................   (283,334)       8.98
      Exercised.....................................   (158,332)       2.15
                                                      ---------       -----
    Outstanding on October 27, 1996.................  1,178,334        4.26
      Granted-Option Price=FMV......................    240,305        4.03
      Granted-Option Price>FMV......................     16,695        4.03
      Forfeited.....................................   (192,834)       4.58
      Exercised.....................................    (19,000)       2.84
                                                      ---------       -----
    Outstanding on October 26, 1997.................  1,223,500        4.13
      Granted-Option Price=FMV......................    393,720        3.34
      Granted-Option Price>FMV......................     54,780        4.26
      Forfeited.....................................   (318,785)       4.14
      Exercised.....................................    (91,815)       2.66
                                                      ---------       -----
    Outstanding on October 25, 1998.................  1,261,400       $4.00
                                                      =========       =====

                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
    ---------------------------------------------------------------------------------
                               Weighted
    Range of   Outstanding     Average         Weighted    Exercisable    Weighted
    Exercise      As of       Remaining        Average        as of       Average
     Prices     10/25/98   Contractual Life Exercise Price  10/25/98   Exercise Price
    --------   ----------- ---------------- -------------- ----------- --------------
    $1.00-
     $2.00        200,600     4.8 Years         $1.85         20,600       $1.65
    $2.01-
     $3.00        157,000     4.6 Years         $2.62        154,834       $2.61
    $3.01-
     $4.00        205,220     4.4 Years         $3.69        110,004       $3.59
    $4.01-
     $5.00        397,080     2.7 Years         $4.57        156,977       $4.51
    $5.01-
     $6.00        301,500     1.6 Years         $5.59        301,500       $5.59
                ---------                                    -------
                1,261,400     3.3 Years         $4.00        743,915       $4.34
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

  On October 21, 1998, the Board of Directors authorized the replacement of options for certain outstanding options issued to employees, who were not executive officers or directors of the Company, subject to the election by the employee. The replacement options will have an exercise price equal to the fair market value of the common stock on such date and would vest 1/3 immediately and the remainder over two years. Since the replacement requires an election by the optionee, the above tables and accompanying information do not reflect any replacements during fiscal year 1998. The replacements will be reflected at the time the optionee's election is received by the Company.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

9. Stock Option Plans--(Continued)

  On January 15, 1998, the Board of Directors of the Company authorized an increase in the shares issuable under the 1994 Stock Option Plan by 325,000 which was subsequently approved by shareholder vote. In addition, on April 21, 1998, the shareholders approved an amendment to the 1994 Stock Option Plan to provide for an automatic grant of 10,000 options to each non-employee director at the annual meetings held in 1998, 1999 and 2000. Such options will be exercisable at the fair market value of the shares on the date of grant, will vest in one year, and will be exercisable for five years from the date of grant.

  For fiscal 1998, $47,000 was recognized as expense for options issued to non-employees under the Company's stock option plans. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company has accounted for options issued to employees under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1996 and 1997: expected volatility 47.39%, risk free interest rate of 6%, expected option life of 5 years, and no expected dividends. The weighted average assumptions used for fiscal 1998 were: expected volatility 51.72%, risk free interest rate of 5.11%, expected option life of 4.5 years, and no expected dividends. In addition, adjustments were made for assumed cancellations.

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

  For pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the fair value based method of accounting defined in SFAS 123 had been applied, the Company's net loss and net loss per share would have been increased by approximately $228,000, or $0.04 per share, in fiscal 1996, $325,000, or $0.05 per share, in fiscal 1997, and $472,000, or $0.07 per share, in fiscal 1998. The estimated weighted average fair value of options granted during fiscal 1996, 1997 and fiscal 1998 was $4.16, $1.97, and $1.63, respectively. This pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS 123, only the effects of awards granted after the Company's 1995 fiscal year are considered in the pro forma calculation.

10. Net Loss Per Share

  Net loss per common share was computed using the weighted average number of shares of common stock outstanding during each year. For fiscal year 1996, 1997 and 1998, common equivalent shares were not considered in the computation as their effect would have been antidilutive.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

11. Income Taxes

   Loss before income taxes was as follows for the fiscal years ended:

                                             October 27, October 26, October 25,
                                                1996        1997        1998
                                             ----------- ----------- -----------
                                                       (In Thousands)
    Domestic................................    $(678)     $(3,711)    $(2,527)
    Foreign.................................      121         (305)       (256)
                                                -----      -------     -------
                                                $(557)     $(4,016)    $(2,783)
                                                =====      =======     =======

   The provision (benefit) for income taxes were as follows for the fiscal years ended:

                                             October 27, October 26, October 25,
                                                1996        1997        1998
                                             ----------- ----------- -----------
                                                       (In Thousands)
    Federal income tax......................    $(69)      $(1,365)     $(946)
    State income tax........................      --            --         --
    Foreign income tax......................      60            --         --
                                                ----       -------      -----
                                                  (9)       (1,365)      (946)
    Valuation reserve provided
     (Statement 109)........................      69         1,365        946
                                                ----       -------      -----
                                                $ 60       $    --      $  --
                                                ====       =======      =====

   The differences in the income taxes provided for and the amounts determined by applying the Federal statutory rate to income before taxes of the Company are summarized as follows:

                                           October 27, October 26, October 25,
                                              1996        1997        1998
                                           ----------- ----------- -----------
    Federal income statutory rate.........    (34.0%)     (34.0%)     (34.0%)
    State income taxes, net of federal
     income tax benefit...................       --          --          --
    Valuation reserve provided............     34.0%       34.0%       34.0%
    Foreign income taxes..................     29.4%         --          --
                                              -----       -----       -----
                                               29.4%         --          --
                                              =====       =====       =====

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

11. Income Taxes--(Continued)

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities and their changes during the year ended October 25, 1998 were as follows:

                                                         Deferred
                                            October 26, (Provision) October 25,
                                               1997       Benefit      1998
                                            ----------- ----------- -----------
                                                      (In Thousands)
    Deferred Tax Assets:
      Net operating loss carryforwards.....   $5,601      $1,275      $6,876
      Tax credits..........................      585         (43)        542
      Accrued liabilities..................      993        (636)        357
      Other................................    1,188         264       1,452
                                              ------      ------      ------
      Total gross deferred tax assets......    8,367         860       9,227
      Less: Valuation allowance............   (5,655)       (819)     (6,474)
                                              ------      ------      ------
      Net deferred tax asset...............    2,712          41       2,753
                                              ======      ======      ======
    Deferred Tax Liabilities:
      Amortization and depreciation........     (853)       (160)     (1,013)
      Other................................     (147)        119         (28)
                                              ------      ------      ------
      Total deferred tax liabilities.......   (1,000)        (41)     (1,041)
                                              ------      ------      ------
      Net deferred tax asset...............   $1,712      $    0      $1,712
                                              ======      ======      ======


  Due to the Company's historical results of operations, a valuation allowance has been provided for the deferred tax assets. Because the Company generated taxable income and was able to utilize net operating loss carryforwards during fiscal 1994 and 1995 and forecasted future profitability which increased the likelihood of the future realization of the net deferred tax asset, the Company reversed $1,360,000 and $1,820,000, respectively, of the valuation allowance. During fiscal 1998 the increase in the net deferred tax asset was the result of $819,000 related to the tax effects of temporary differences which were entirely offset by an increase in the valuation allowance.

  On October 25, 1998, the Company had, for tax purposes, net operating loss carryforwards of approximately $20,223,000, unused investment and research and development tax credits of approximately $312,000, and $230,000 of alternative minimum tax credits available to offset future taxable income and Federal income taxes. The net operating loss carryforwards will expire from 1999 to 2018, the investment tax credit and research and development tax credit carryforwards will expire from 1999 to 2005, and the alternative minimum tax credit has no expiration.

  All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In compliance with the Tax Reform Act of 1986, investment tax credits carried forward were reduced by 35%. The Company's ability to utilize the net operating loss carryforwards to offset alternative minimum taxable income is limited to 90% for tax years after fiscal 1987.

  Additionally, Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a more than 50 percentage point change in ownership of the corporation during a three-year period. It is possible that subsequent transactions involving the Company's capital stock could result in such a limitation. As of October 25, 1998, Management does not believe that a 50 percentage point change in ownership has occurred during a three year period.

  During fiscal year 1996, cash paid for income taxes amounted to approximately $194,000.

               ALPHA TECHNOLOGIES GROUP, INC., AND SUBSIDIARIES

12. Commitments and Contingencies

  The Company has operating lease commitments for certain office equipment and manufacturing, administrative and support facilities. Minimum lease payments under noncancellable leases on October 25, 1998 are as follows:

                                                        Operating
        Fiscal Years                                      Leases
        ------------                                  --------------
                                                      (In Thousands)
         1999........................................    $ 2,134
         2000........................................      1,846
         2001........................................      1,746
         2002........................................      1,642
         2003........................................      1,574
         Thereafter..................................      3,130
                                                         -------
        Minimum lease payments.......................    $12,072
                                                         =======

  Rent expense (exclusive of operating expenses and net of sublease rents) for all operating leases was approximately $1,556,000, $1,594,161 and $1,584,000 in fiscal 1996, 1997 and 1998, respectively.

13. Business Segment Information

   Summarized financial information by business segment for the years ended:

                                           October 27, October 26, October 25,
                                              1996        1997        1998
                                           ----------- ----------- -----------
                                                     (In Thousands)
    Net sales by business segment:
      Thermal management products.........   $48,980     $58,294     $58,495
      Connector products..................    13,087      11,880      12,579
      Subsystems..........................     5,003       5,491       5,971
                                             -------     -------     -------
                                             $67,070     $75,665     $77,045
                                             =======     =======     =======
    Net sales by geographic area:
      Sales to Customers Within the
       Continental US.....................   $60,405     $68,237     $68,450
      Exports From the US to Unaffiliated
       Customers..........................     4,413       5,508       6,836
      International Sales by Foreign
       Operations.........................     2,252       1,920       1,759
                                             -------     -------     -------
                                             $67,070     $75,665     $77,045
                                             =======     =======     =======
      Transfers to international
       operations from US:................   $   669     $   483     $   296
                                             =======     =======     =======
    Operating income:
      Thermal management products.........   $ 1,363     $  (774)    $(2,096)
      Connector products..................       707        (933)        666
      Subsystems..........................      (242)        (48)        586
      Corporate...........................    (1,607)     (1,237)     (1,133)
                                             -------     -------     -------
                                                $221     $(2,992)    $(1,977)
                                             =======     =======     =======
    Interest expense:
      Thermal management products.........   $   858     $ 1,003     $   970
      Connector products..................       215         170          15
      Subsystems..........................        --          --          26
                                             -------     -------     -------
                                             $ 1,073     $ 1,173     $ 1,011
                                             =======     =======     =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

13. Business Segment Information--(Continued)

                                           October 27, October 26, October 25,
                                              1996        1997        1998
                                           ----------- ----------- -----------
                                                     (In Thousands)
    Total assets:
      Thermal management products.........   $30,678     $28,944     $26,535
      Connector products..................     7,382       6,653       6,046
      Subsystems..........................     2,470       2,394       3,428
      Corporate...........................     5,119       3,387       2,666
      Net assets of discontinued
       operation..........................     1,198          --          --
                                             -------     -------     -------
                                             $46,847     $41,378     $38,675
                                             =======     =======     =======
    Total assets:
      Within the US.......................    45,262      39,862      37,508
      Within France and England...........     1,585       1,516       1,167
                                             -------     -------     -------
                                             $46,847     $41,378     $38,675
                                             =======     =======     =======
    Depreciation and amortization:
      Thermal management products.........   $ 1,627     $ 2,235     $ 2,501
      Connector products..................       377         429         488
      Subsystems..........................       141         142         150
      Corporate...........................        27          23          24
                                             -------     -------     -------
                                             $ 2,172     $ 2,829     $ 3,163
                                             =======     =======     =======
    Capital Expenditures:
      Thermal management products.........   $ 2,587     $ 1,235     $ 4,231
      Connector products..................     1,115         162         585
      Subsystems..........................        48          --         258
      Corporate...........................        20          23           5
                                             -------     -------     -------
                                             $ 3,770     $ 1,420     $ 5,079
                                             =======     =======     =======

                                                                      SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (Parent Company Only)

        CONDENSED BALANCE SHEETS--OCTOBER 26, 1997 AND OCTOBER 25, 1998

                (In Thousands, Except Share and Per Share Data)

                                                        October 26, October 25,
                        ASSETS                             1997        1998
                        ------                          ----------- -----------
CURRENT ASSETS:
  Cash.................................................   $ 1,406     $   719
  Accounts receivable..................................        55          70
  Prepaid expenses.....................................       105          55
                                                          -------     -------
    Total current assets...............................     1,566         844
INVESTMENT IN AND RECEIVABLES FROM SUBSIDIARIES........    16,234      14,348
OTHER ASSETS, net......................................     1,804       1,783
                                                          -------     -------
  TOTAL ASSETS.........................................   $19,604     $16,975
                                                          =======     =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable, trade..............................   $    21     $    57
  Accrued compensation and related benefits............        32         141
  Other accrued liabilities............................       750         460
                                                          -------     -------
    Total current liabilities..........................       803         658
OTHER LONG-TERM LIABILITIES............................        --          --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value; shares authorized
   180,000.............................................        --          --
  Common stock, $.03 par value; shares authorized
   17,000,000; issued 7,700,733 at October 26, 1997 and
   7,940,838 at October 25, 1998.......................       231         238
  Additional paid-in capital...........................    43,523      43,781
  Retained deficit.....................................   (21,110)    (23,893)
  Cumulative translation adjustments...................      (125)        (91)
  Treasury stock, at cost (1,008,553 common shares at
   October 26, 1997 and October 25, 1998)..............    (3,718)     (3,718)
                                                          -------     -------
    Total stockholders' equity.........................    18,801      16,317
                                                          -------     -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $19,604     $16,975
                                                          =======     =======

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (Parent Company Only)

                       CONDENSED STATEMENTS OF OPERATIONS

  For the Years Ended October 27, 1996, October 26, 1997 and October 25, 1998

                (In Thousands, Except Share and Per Share Data)

                                           October 27, October 26, October 25,
                                              1996        1997        1998
                                           ----------- ----------- -----------
INCOME AND (EXPENSE)
  Interest, investment and other income,
   net....................................  $     209   $     189   $      48
  Equity in earning of subsidiaries, net
   of taxes...............................        783      (2,304)     (1,743)
  Corporate general and administrative....     (1,201)     (1,237)     (1,133)
  Other operating expense.................       (256)         --          --
                                            ---------   ---------   ---------
LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES.............................       (465)     (3,352)     (2,828)
BENEFITS FOR INCOME TAXES.................        166          --          45
                                            ---------   ---------   ---------
NET LOSS..................................  $    (299)  $  (3,352)  $  (2,783)
                                            =========   =========   =========
PER COMMON AND COMMON EQUIVALENT SHARE
  Net loss................................     $(0.05)     $(0.50)     $(0.41)
                                            =========   =========   =========
SHARES USED IN COMPUTING NET LOSS PER
 SHARE....................................  6,277,585   6,682,106   6,753,752
                                            =========   =========   =========

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (Parent Company Only)

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

  For the Years Ended October 27, 1996, October 26, 1997 and October 25, 1998

                         (In Thousands, Except Shares)

                            Common Stock   Additional                     Treasury Stock
                          ----------------  Paid-in   Retained          -------------------
                           Shares   Amount  Capital    Deficit   Other   Shares     Amount
                          --------- ------ ---------- ---------  -----  ---------  --------
BALANCE, OCTOBER 29,
 1995...................  6,977,845  $209   $39,114   $ (17,459)    --    935,404  $ (3,101)
 Net loss...............         --    --        --        (299)    --         --        --
 Issuance to employees
  pursuant stock option
  plans.................    158,332     5       336          --     --         --        --
 Acquisition of Lockhart
  Industries, Inc.......    280,556     8     2,355          --     --     82,577      (696)
 Purchase of Uni-Star
  Industries, Inc.
  minority interest.....    265,000     8     1,669          --     --         --        --
 Other..................         --    --        --          --    (32)        --        --
                          ---------  ----   -------   ---------  -----  ---------  --------
BALANCE, OCTOBER 27,
 1996...................  7,681,733   230    43,474     (17,758)   (32) 1,017,981    (3,797)
 Net loss...............         --    --        --      (3,352)    --         --        --
 Issuance to employees
  pursuant stock option
  plans.................     19,000     1        53          --     --         --        --
 Acquisition of Lockhart
  Industries, Inc.......         --    --        --          --     --     (9,428)       79
 Purchase of Uni-Star
  Industries, Inc.
  minority interest.....         --    --       (4)          --     --         --        --
 Cumulative translation
  adjustment............         --    --        --          --    (93)        --        --
                          ---------  ----   -------   ---------  -----  ---------  --------
BALANCE, OCTOBER 26,
 1997...................  7,700,733   231    43,523     (21,110)  (125) 1,008,553    (3,718)
 Net loss...............         --    --        --      (2,783)    --         --        --
 Issuance to employees
  pursuant stock option
  plans.................     91,834     3       215          --     --         --        --
 Acquisition of Lockhart
  Industries, Inc.......    148,271     4       (4)          --     --         --        --
 Compensation associated
  with stock options....                         47
 Cumulative translation
  adjustment............         --    --        --          --     34         --        --
                          ---------  ----   -------   ---------  -----  ---------  --------
BALANCE, OCTOBER 25,
 1998...................  7,940,838  $238   $43,781   $ (23,893) $(91)  1,008,553  $ (3,718)
                          ---------  ----   -------   ---------  -----  ---------  --------

                                                                      SCHEDULE I
                                                                     (continued)

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                         ALPHA TECHNOLOGIES GROUP, INC.
                             (Parent Company Only)

                       CONDENSED STATEMENTS OF CASH FLOWS

  For the Years Ended October 27, 1996, October 26, 1997 and October 25, 1998

                                 (In Thousands)

                                             October 27, October 26, October 25,
                                                1996        1997        1998
                                             ----------- ----------- -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES...    $(1,727)    $(1,415)    $(1,069)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of discontinued
   operations..............................         --          --          --
  Purchase of marketable securities--
   available for sale......................         --          --          --
  Proceeds from sale of marketable
   securities--available for sale..........         --          --          --
  Advances to subsidiaries, net............       (638)       (315)        143
  (Increase) decrease in other assets,
   net.....................................        (15)        (67)         21
                                               -------     -------     -------
    Net cash (used) by investing
     activities............................       (653)       (382)        164
                                               -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...        341          50         218
  Payments to repurchase common stock......         --          --          --
                                               -------     -------     -------
    Net cash provided by financing
     activities............................        341          50         218
NET DECREASE IN CASH AND CASH EQUIVALENTS..     (2,039)     (1,747)       (687)
                                               -------     -------     -------
CASH AND CASH EQUIVALENTS, beginning of
 year......................................      5,192       3,153       1,406
                                               -------     -------     -------
CASH AND CASH EQUIVALENTS, end of year.....    $ 3,153     $ 1,406     $   719
                                               =======     =======     =======

                                                                     SCHEDULE II

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                           Additions
                                Balance at Charged to                Balance at
                                Beginning  Costs and                   End of
         Description            of Period   Expense    Deductions      Period
         -----------            ---------- ----------  ----------    ----------
Reserve for doubtful accounts
 deducted from accounts
 receivable in the balance
 sheet--
  1998........................  $  327,888 $  208,178  $   11,840(1) $  524,226
  1997........................     279,665    279,771     231,548(1)    327,888
  1996........................     266,917    267,459     254,711(1)    279,665
Reserve for obsolete inventory
 deducted from inventories in
 the balance sheet--
  1998........................  $1,868,704 $1,815,095  $1,285,626(2) $2,398,173
  1997........................   1,102,260  2,122,091   1,355,647(2)  1,868,704
  1996........................     419,855    964,767     282,362(2)  1,102,260
Reserve for Wakefield facility
 consolidation
  1998........................  $1,749,983 $ (362,000) $1,282,919(3) $  105,064
Reserve for European
 consolidation
  1998........................  $       -- $  150,000  $  114,510    $   35,490

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventory written off at cost, net of value recovered.
(3) Primarily severance and equipment write offs.