Form 10-Q
period 1999-01-31
ALPHA TECHNOLOGIES GROUP INC
filed 1999-03-10
CIK 710807

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                    76-0079338
-----------------------------------    ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


            9465 Wilshire Blvd., Suite 980 Beverly Hills, CA 90212
           ------------------------------------------------------
                   (Address of principal executive offices)


                                (310) 385-1494
                                --------------
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.03 par value                         6,932,285
----------------------------                         ---------
           Class                          Outstanding at February 28, 1999

                         ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                JANUARY 31, 1999


                               TABLE OF CONTENTS

                                                                       Page No.

PART I     FINANCIAL INFORMATION........................................   3

CONSOLIDATED BALANCE SHEETS - OCTOBER 25, 1998 AND JANUARY 31, 1999.....   3
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JANUARY 25, 1998 AND JANUARY 31, 1999............   4
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 25, 1998  AND JANUARY 31, 1999.......   5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................   6
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.....................................   9

PART II - OTHER INFORMATION.............................................  13

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS - OCTOBER 25, 1998 AND JANUARY 31, 1999

                (In Thousands, Except Share and Per Share Data)

                                                                                        October 25,          January 31,
                                                                                            1998                 1999
                                                                                        ------------         ------------
                                                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                                                                   $  1,387             $  1,200
     Accounts receivable, net                                                                  8,671                8,453
     Inventories, net                                                                          9,546                8,211
     Prepaid expenses                                                                            623                  644
                                                                                        ------------         ------------
          Total current  assets                                                               20,227               18,508

PROPERTY AND EQUIPMENT, at cost                                                               21,360               21,368
     Less - Accumulated depreciation and amortization                                          8,005                8,637
                                                                                        ------------         ------------
          Property and equipment, net                                                         13,355               12,731

GOODWILL, net                                                                                  2,714                2,722

OTHER ASSETS, net                                                                              2,379                2,372
                                                                                        ------------         ------------
                                                                                            $ 38,675             $ 36,333
                                                                                        ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade                                                                $  5,808             $  4,007
     Accrued compensation and related benefits                                                 1,777                1,492
     Other accrued liabilities                                                                 2,582                2,241
     Revolving credit facility                                                                    --                7,385
     Current portion of long-term debt                                                           961                3,804
                                                                                         ------------         ------------
          Total current liabilities                                                           11,128               18,929

REVOLVING CREDIT FACILITY                                                                      8,180                   --
LONG-TERM DEBT                                                                                 2,833                  285

OTHER LONG-TERM LIABILITIES                                                                      217                  202

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; shares authorized 180,000                                   --                   --
     Common stock, $.03 par value; shares authorized 17,000,000; issued
          7,940,838 at October 25, 1998 and at January 31, 1999                                  238                  238
     Additional paid - in capital                                                             43,781               43,804
     Retained deficit                                                                        (23,893)             (23,389)
     Cumulative translation adjustment, net of income taxes                                      (91)                 (18)
     Treasury stock, at cost (1,008,553 common shares at October 25, 1998 and
         January 31, 1999)                                                                    (3,718)              (3,718)
                                                                                        ------------         ------------
                                                                                              16,317               16,917
                                                                                        ------------         ------------
                                                                                            $ 38,675             $ 36,333
                                                                                        ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED JANUARY 25, 1998 AND JANUARY 31, 1999

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                                                January 25,           January 31,
                                                                                    1998                 1999
                                                                                ------------          -----------
SALES                                                                                $20,400              $16,311

COST OF SALES                                                                         16,396               12,402
                                                                                ------------          -----------
     Gross profit                                                                      4,004                3,909

OPERATING EXPENSES
     Research and development                                                            408                  198
     Selling, general and administrative                                               3,116                2,918
     Restructuring                                                                        --                   --
                                                                                ------------          -----------
          Total operating expenses                                                     3,524                3,116
                                                                                ------------          -----------
OPERATING INCOME                                                                         480                  793

INTEREST AND OTHER INCOME (EXPENSE), net                                                 (83)                (289)
                                                                                ------------          -----------
INCOME BEFORE TAXES                                                                      397                  504

PROVISION FOR INCOME TAXES                                                                --                   --
                                                                                ------------          -----------
NET INCOME                                                                           $   397              $   504
                                                                                ============          ===========

BASIC AND DILUTED NET INCOME PER SHARE:
     Basic                                                                           $  0.06              $  0.07
                                                                                ============          ===========
     Diluted                                                                         $  0.06              $  0.07
                                                                                ============          ===========

SHARES USED IN COMPUTING NET INCOME PER SHARE COMMON
     Basic                                                                             6,693                6,932
                                                                                ============          ===========
     Diluted                                                                           6,825                6,934
                                                                                ============          ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED JANUARY 25, 1998  AND JANUARY 31, 1999

                                  (Unaudited)
                                 (In Thousands)

                                                                                          January 25,            January 31,
                                                                                              1998                  1999
                                                                                         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $    397              $    504
     Adjustments to reconcile net income to net cash (used in)
       Provided by operating activities:
          Depreciation and amortization                                                           730                   810
          Gain on sale of equipment                                                               (70)                   --
          Cumulative translation adjustment                                                        23                    (2)
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                           (1,041)                  218
          (Increase) decrease in inventory                                                       (881)                1,335
          (Increase) decrease in prepaid expenses                                                  86                   (21)
          (Decrease) in accounts payable                                                         (341)               (1,801)
          (Decrease) in accrued compensation and related benefits                                (560)                 (285)
          Increase (decrease) in other liabilities                                                280                  (356)
                                                                                         ------------          ------------
          Total adjustments                                                                    (1,774)                  (79)

          Net cash provided by (used in) operating activities                                  (1,377)                  425

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                               88                    81
     Purchase of property and equipment, net                                                   (1,205)                 (190)
     (Increase) decrease in other assets, net                                                      60                    (3)
                                                                                         ------------          ------------
          Net cash (used in) provided by investing activities                                  (1,057)                 (112)
                                                                                         ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                         4                    --
     Proceeds from revolving credit lines                                                      19,341                10,135
     Payments on revolving credit lines                                                       (17,002)              (10,930)
     Proceeds from term debt                                                                       --                   435
     Payments on term debt                                                                       (184)                 (140)
                                                                                         ------------          ------------
          Net cash provided by (used in) financing activities                                   2,159                  (500)

NET (DECREASE) IN CASH                                                                           (275)                 (187)
                                                                                         ------------          ------------
CASH, beginning of year                                                                         1,707                 1,387
                                                                                         ------------          ------------
CASH, end of period                                                                          $  1,432              $  1,200
                                                                                         ============          ============


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

     Thermal management products, principally heat sinks, are primarily fabricated aluminum extrusions that have high surface area to volume ratios and are engineered to dissipate unwanted heat generated by electronic components. As systems become increasingly more powerful and packaging becomes smaller, the need to dissipate heat becomes more important to the reliability and functionality of electronic systems. The Company's thermal management products serve the microprocessor, computer, consumer electronics, telecommunication, transportation, automotive, industrial controls, factory automation, power supply, aerospace and defense industries.

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

(2)  Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and the changes in cash flows of Alpha Technologies Group, Inc. and Subsidiaries for interim periods. The results for such interim periods are not necessarily indicative of results for a full year. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to fiscal 1999 presentation.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Number 130 ("SFAS 130") "Reporting Comprehensive Income"; and in February 1998, FASB issued SFAS 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits". The Company has adopted these standards for its fiscal year 1999, however the adoption of SFAS 130 and SFAS 132 in fiscal 1999 did not have a material effect on the preparation of and results of the Company's consolidated financial statements.

     Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

(3)  Inventories

     Inventories consisted of the following on        October 25,   January 31,
     (in thousands):                                     1998         1999
                                                      -----------   ----------

      Raw materials and components                        $ 6,187      $ 5,654
      Work in process                                       3,194        2,623
      Finished goods                                        2,564        2,271
                                                      -----------   ----------
                                                           11,945       10,548
      Valuation reserve                                    (2,399)      (2,337)
                                                      -----------   ----------
                                                          $ 9,546      $ 8,211
                                                      ===========   ==========

(4)    Business Segment Information

     Summarized financial information by business segment for the quarters ended:
     (In thousands)
                                       January 25,    January 31,
                                           1998           1999
                                           ----           ----
Net sales:
  Thermal management products            $15,791        $11,699
  Connector products                       3,356          2,998
  Subsystems                               1,253          1,614
                                          ------         ------
                                          20,400         16,311
                                          ======         ======

 Operating income (loss):
  Thermal management products                575            893
  Connector products                         122            324
  Subsystems                                  71            102
  Corporate                                 (288)          (526)
                                          ------         ------
                                             480            793
                                          ======         ======

 Interest expense:
  Thermal management products                216            269
  Connector products                           7              5
  Subsystems                                  --              7
  Elimination                                 --            (12)
                                          ------         ------
                                             223            269
                                          ======         ======

 Total assets:
  Thermal management products             31,254         24,964
  Connector products                       6,393          6,948
  Subsystems                               2,698          3,079
  Corporate                                2,991          2,236
  Elimination                                 --           (894)
                                          ------         ------
                                          43,336         36,333
                                          ======         ======

 Depreciation and amortization:
  Thermal management products                568            636
  Connector products                         117            123
  Subsystems                                  37             45
  Corporate                                    8              6
                                          ------         ------
                                             730            810
                                          ======         ======

 Capital Expenditures:
  Thermal management products              1,105            142
  Connector products                         102             36
  Subsystems                                   6             12
  Corporate                                    -              -
                                          ------         ------
                                           1,213            190
                                          ======         ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

  Net Income/Loss. Net income for the first quarter of fiscal 1999 was $504,000. This compares to net income for the first quarter of fiscal 1998 of $397,000, which included a gain of $70,000 from the sale of equipment and other income of $59,000. This improvement is primarily the result of improved gross profit in all segments and control of operating expenses. The Company's fiscal 1999 quarter includes 14 weeks of operations versus 13 weeks for the 1998 quarter.

     Net income from thermal management operations for the first quarter of fiscal 1999, before the allocation of Alpha corporate expenses ("corporate allocation"), was $628,000 compared to net income of $356,000 for the fiscal 1998 quarter. Results from operations increased primarily due to an increase in gross profit margin and a decrease in operating expenses which is discussed further below.

     Net income from the connector products segment for the first quarter of fiscal 1999, before corporate allocation, was $299,000. For the first quarter of fiscal 1998, net income from the connector products segment, before corporate allocation, was $241,000 including $70,000 related to a gain on the sale of certain equipment. The increase in the results of operations in the fiscal 1999 quarter compared to the fiscal 1998 quarter was primarily due to higher gross profits and improved expense management which is discussed further below.

     Net income from the Company's subsystems operation for the first quarter of fiscal 1999, before corporate allocation, was $98,000 compared to $74,000 for the first quarter of fiscal 1998.

  Sales. The Company's sales for the first quarter of fiscal 1999 were $16,311,000 compared to $20,400,000 for the same period of fiscal 1998. Thermal management sales decreased 25.9% to $11,699,000 for the fiscal 1999 quarter from $15,791,000 the first quarter of fiscal 1998. Management believes that the decrease in sales is due to the slowdown in the electronics industry and increased competition from Asian manufacturers for thermal management products sold to the personal computer industry. Consequently, the Company's thermal management segment has increased its focus on serving key extruded heat sink customers, which represent a diverse group of industries. These customers typically purchase highly customized products in smaller quantities.

     Connector sales were $2,998,000 during the first quarter of fiscal 1999 compared to $3,356,000 during the prior fiscal year. Management believes that the decrease during fiscal 1999 was also due to the slowdown in the electronics industry. Subsystems sales were $1,614,000 during the first quarter of fiscal 1999 compared to $1,253,000 during the prior fiscal year.

  Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the first quarter of fiscal 1999 was 24.0% compared to 20.0% for the 1998 fiscal quarter. The thermal management segment's gross profit percentage was 21.9% and 18.4% for fiscal 1999 and 1998 first quarters, respectively. During the fourth quarter of fiscal 1998, the Company implemented cost reduction measures, primarily a reduction in workforce, to bring expenses in line with current sales levels. In addition, the Company has increased its focus on manufacturing efficiencies.

  The connector products segment's gross profit percentage increased to 32.1% for the first quarter of fiscal 1999 from 25.3% for the 1998 quarter. This increase is attributable to better production planning and the reductions in operating expenses, primarily workforce reductions, which primarily occurred during the second quarter of fiscal 1998.

  The gross profit percentage at the Company's subsystems operation increased to 23.9% for the first quarter of fiscal 1999 from 20.0% for the 1998 quarter primarily due to product mix, partially offset by higher operating costs.

  Research and Development Expense. Research and development expenses for the quarter ended January 31, 1999 were $198,000, or 1.2% of sales, compared to $408,000, or 2.0% of sales, for the prior year quarter. Research and development expenses as a percentage of sales decreased due to the reduction in workforce which occurred in the fourth quarter of fiscal 1998 in addition to the Company's efforts to bring its expenses in line with current sales levels. The Company is primarily focusing its research and development efforts on solving customers current thermal management problems. Because of this change in focus, the Company expects its product research and development expense to decrease in fiscal 1999 compared with fiscal 1998.

  Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended January 31, 1999 were $2,918,000, or 17.9% of sales, including $180,000 accrued for the cancellation of a contractual obligation. This compares to $3,116,000, or 15.3% of sales, for the prior year quarter. SG&A expenses for the first quarter of 1999, excluding this accrual, decreased by $378,000 as compared to the 1998 quarter. As a percentage of sales, excluding this accrual, SG&A expenses for the 1999 quarter would have been 16.8%. SG&A expenses, as a percentage of sales, increased due to lower sales volume in the first quarter of 1999 as compared to the prior year quarter.

  Interest and Other Income (Net).   Interest expense was $269,000 and $223,000
for the fiscal 1999 and 1998 quarters, respectively. This increase was due to a higher average outstanding borrowing base and an increase in the average interest rate paid on outstanding debt. For the 1998 quarter, the Company recorded other income of $129,000 which was primarily a result of a gain on the sale of equipment by the connector segment's operation in South Pasadena, CA.

  Year 2000   The Company continues to use its existing staff to comprehensively review existing systems and equipment that need to be updated or changed as a result of the Year 2000. To date, the Company's staff has determined that some computer software requires upgrading and has begun the process of making its systems year 2000 compliant. Based on current estimates, the costs related to these upgrades are immaterial. The Company's computerized production equipment is also being systematically evaluated for compliance. The Company is in contact with its vendors and customers and no major problem has been discovered to date. In fiscal 1999, the Company will prepare a contingency plan.

Liquidity and Capital Resources

  On January 31, 1999, the Company had cash of approximately $1,200,000 compared to $1,387,000 on October 25, 1998. Existing cash and cash provided by operations were used to purchase capital equipment and to reduce debt. For the three months ended January 31, 1999, $425,000 was provided by operating activities.

   Wakefield, Wakefield Extrusion, Lockhart, Malco, and Uni-Star (the Company's subsidiaries, hereinafter referred to as "Borrowers") are parties to a loan agreement, as amended (the "Agreement") with a commercial bank which provides for revolving loans of up to $9,000,000 and an equipment acquisition facility of $3.2 million. The advances on the revolving loans were based on the eligible accounts receivable and inventories of Borrowers. The advances on the equipment acquisition facility may be used only for the purpose of funding capital equipment purchases by the Borrowers. In addition, there are two term loans existing under the Agreement in the original amounts of $2,250,000 and $1,900,000. The Borrower's credit facilities mature on December 31, 1999. However, the Borrowers are required to pay $25,000 per month for each month that the loans are outstanding after April 30, 1999. The Company intends to replace the Borrower's credit facilities prior to April 30, 1999.

  On January 31, 1999, $7,385,000 was drawn on the revolving credit facility. Interest on the revolving credit facility accrues at the bank's prime rate plus 1% (8.75% per annum on January 31, 1999). There is an unused line fee equal to
 .5% per annum on the difference between $9,000,000 and the average daily outstanding principal balance of Revolving Loans during each of the Company's fiscal quarters payable quarterly in arrears on the first day of each fiscal quarter. The $2,250,000 term note accrues interest at 8.75% per annum and is payable in fifty-nine (59) equal monthly installments of $37,500 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 11, 2001, together, in each instance, with interest thereon to the date of payment. On January 31, 1999, $ 1,312,500 was outstanding on the $2,250,000 term loan. The $1,900,000 term loan accrues interest at 8.85%, and is payable in eighty-three (83) equal monthly installments of $22,619 beginning December 1, 1996 and a final installment equal to all unpaid principal on October 29, 2003, together, in each instance, with interest thereon to the date of payment. On January 31, 1999, $1,335,000 was outstanding on the $1,900,000 term note. The equipment acquisition facility accrues interest at the banks prime rate plus 1% (8.75% per annum on January 31, 1999) and is payable in 84 monthly installments of $10,952 beginning January 1999. On January 31, 1999, $920,000 was outstanding on the equipment acquisition facility. The obligations under the Loan Agreement are secured by a first lien on and assignment of all of the assets of Borrowers which in aggregate total $34,089,000.

     The Company has entered into interest swap agreements as a means of managing its interest rate exposure. The agreements effectively fixed the interest rate on floating rate debt at a rate of 8.75% for a notional principal amount of $2,250,000 through November 1, 2001, and at a rate of 8.85% for a notional principal amount of $1,900,000 through October 29, 2003. On January 31, 1999, the carrying value of the related debt approximated the fair value of the debt including the swap agreements. Net amounts paid or received are reflected in interest expense.

     Working capital on January 21, 1999 was a deficit of $421,000 compared to $9,099,000 on October 25, 1998. The decrease in working capital is attributable to the classification of the Company's primary credit facilities, which expire on December 31, 1999, as short term. If the revolving credit facility and the term notes held by the Company's primary commercial lender had not been reclassified, the Company's working capital position would have increased to $9,725,000 primarily due to the Company's cash flows from operations. The Company believes that it will be able to replace its current commercial lender prior to the credit facilities maturity date. With its currently available cash, anticipated cash flow from operations and availability under a new credit facility, the Company believes it will be able to fund its operations in the near-term.

Forward Leading Statements

     In conjunction with the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995, this quarterly report Form 10-Q may contain forward-looking statements pertaining to future anticipated projected plans, performance and developments, as well as other statements relating to future operations. All such forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Further information on potential factors which could affect the Company, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results, ability to retain and attract personnel including management and other risks detailed herein and in the Company's other filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

        11.1 Statement re Computation of Per Share Earnings for the quarters ended January 25, 1998 and January 31, 1999.

        27   Financial Data Schedule

(b)  Reports on Form 8-K

        There were no reports for Form 8-K filed by the Company during the quarter ended January 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Alpha Technologies Group, Inc.
                                      -------------------------------
                                      (Registrant)



Date: March 9, 1999                   By: /s/ Lawrence Butler
     -------------------------           -------------------------------
                                         Lawrence Butler
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: March 9, 1999                   By: /s/ Johnny J. Blanchard
     -------------------------           -------------------------------
                                         Johnny J. Blanchard
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)

EXHIBIT INDEX

  Exhibit                                                               Page No.
  -------                                                               -------

  11.1 Statement re Computation of Per Share Earnings for the quarters ended January 25, 1998 and January 31, 1999.

  27     Financial Data Schedule
                                       15