Form 10-Q/A
period 1999-01-31
ALPHA TECHNOLOGIES GROUP INC
filed 1999-04-16
CIK 710807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                      76-0079338
------------------------------------------------     -----------------------------------
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification No.)
                or organization)


             9465 Wilshire Blvd., Suite 980 Beverly Hills, CA 90212
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 385-1494
                                 --------------
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              ------      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.03 par value                          6,932,285
    ----------------------------                          ---------
                Class                           Outstanding at February 28, 1999

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                    JANUARY 25, 1998  AND JANUARY 31, 1999

                                  (Unaudited)
                                 (In Thousands)

                                                                                    January 25,            January 31,
                                                                                       1998                  1999
                                                                                    -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $    397              $    504
     Adjustments to reconcile net income to net cash (used in)
       Provided by operating activities:
          Depreciation and amortization                                                  730                   810
          Gain on sale of equipment                                                      (70)                   --
          Stock option compensation expense                                               --                    23
          Cumulative translation adjustment                                               23                    (2)
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                  (1,041)                  218
          (Increase) decrease in inventory                                              (881)                1,335
          (Increase) decrease in prepaid expenses                                         86                   (21)
          (Decrease) in accounts payable                                                (341)               (1,801)
          (Decrease) in accrued compensation and related benefits                       (560)                 (285)
          Increase (decrease) in other liabilities                                       280                  (356)
                                                                                     -------              --------
          Total adjustments                                                           (1,774)                  (79)

          Net cash provided by (used in) operating activities                         (1,377)                  425

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                      88                    81
     Purchase of property and equipment, net                                          (1,205)                 (190)
     (Increase) decrease in other assets, net                                             60                    (3)
                                                                                    --------              --------
          Net cash (used in) provided by investing activities                         (1,057)                 (112)
                                                                                    --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                4                    --
     Proceeds from revolving credit lines                                             19,341                10,135
     Payments on revolving credit lines                                              (17,002)              (10,930)
     Proceeds from term debt                                                               -                   435
     Payments on term debt                                                              (184)                 (140)
                                                                                    --------              --------
          Net cash provided by (used in) financing activities                          2,159                  (500)

NET (DECREASE) IN CASH                                                                  (275)                 (187)
                                                                                    --------              --------

CASH, beginning of year                                                                1,707                 1,387
                                                                                    --------              --------

CASH, end of period                                                                 $  1,432              $  1,200
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



                                           Alpha Technologies Group, Inc.
                                           -------------------------------
                                           (Registrant)



Date:      April 15, 1999               By:     /s/ Lawrence Butler
     -------------------------------       ---------------------------------
                                           Lawrence Butler
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:      April 15, 1999               By:     /s/ Johnny J. Blanchard
     -------------------------------       ---------------------------------
                                            Johnny J. Blanchard
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)