Form 10-Q
period 1999-05-02
ALPHA TECHNOLOGIES GROUP INC
filed 1999-06-16
CIK 710807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 2, 1999

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
(State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
                 organization)

                   306 Pasadena Ave. South Pasadena, CA 91030
                   ------------------------------------------
                    (Address of principal executive offices)


                                 (626) 799-9171
                                 --------------
              (Registrant's telephone number, including area code)


             9465 Wilshire Blvd., Suite 980 Beverly Hills, CA 90212
             ------------------------------------------------------
                (Former address of principal executive offices)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, $.03 par value                                    6,942,287
-----------------------------------------------------         ---------------------------------------
                        Class                                       Outstanding at May 30, 1999

                         ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                  MAY 2, 1999


                               TABLE OF CONTENTS

                                                                                               Page No.
                                                                                               --------
PART I  FINANCIAL INFORMATION................................................................    3
CONSOLIDATED BALANCE SHEETS - OCTOBER 25, 1998 AND MAY 2, 1999...............................    3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED APRIL 26, 1998
  AND MAY 2, 1999............................................................................    4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 26, 1998 AND
  MAY 2, 1999................................................................................    5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................................    6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS.................................................................................   11
PART II - OTHER INFORMATION..................................................................   17

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - OCTOBER 25, 1998 AND MAY 2, 1999

                (In Thousands, Except Share and Per Share Data)

                                                                                   October 25,            May 2,
                                                                                      1998                 1999
                                                                                    --------             --------
                                                                                                        (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash                                                                              $  1,387             $    398
  Accounts receivable, net                                                             8,671                8,684
  Inventories, net                                                                     9,546                7,944
  Prepaid expenses                                                                       623                1,039
                                                                                    --------             --------
    Total current  assets                                                             20,227               18,065

PROPERTY AND EQUIPMENT, at cost                                                       21,360               21,379
  Less - Accumulated depreciation and amortization                                     8,005                9,326
                                                                                    --------             --------
    Property and equipment, net                                                       13,355               12,053

GOODWILL, net                                                                          2,714                2,679

OTHER ASSETS, net                                                                      2,379                2,334
                                                                                    --------             --------
      TOTAL ASSETS                                                                  $ 38,675             $ 35,131
                                                                                    ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable, trade                                                           $  5,808             $  3,776
  Accrued compensation and related benefits                                            1,777                1,519
  Other accrued liabilities                                                            2,582                1,842
  Current portion of long-term debt                                                      961                1,217
                                                                                    --------             --------
    Total current liabilities                                                         11,128                8,354

REVOLVING CREDIT FACILITY                                                              8,180                4,203
LONG-TERM DEBT                                                                         2,833                4,570

OTHER LONG-TERM LIABILITIES                                                              217                  191

STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value; shares authorized 180,000                               -                    -
  Common stock, $.03 par value; shares authorized 17,000,000; issued
    7,940,838 at October 25, 1998 and 7,942,506 at May 2, 1999                           238                  238
  Additional paid - in capital                                                        43,781               43,831
  Retained deficit                                                                   (23,893)             (22,528)
  Cumulative translation adjustment, net of income taxes                                 (91)                 (10)
  Treasury stock, at cost (1,008,553 common shares at October 25, 1998 and
    May 2, 1999)                                                                      (3,718)              (3,718)
                                                                                    --------             --------
      TOTAL STOCKHOLDERS' EQUITY                                                      16,317               17,813
                                                                                    --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 38,675             $ 35,131
                                                                                    ========             ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED
                        APRIL 26, 1998 AND MAY 2, 1999

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                                       Quarter Ended                Six Months Ended
                                                                  -----------------------         ----------------------
                                                                  April 26,        May 2,         April 26,      May 2,
                                                                    1998           1999             1998          1999
                                                                  --------       --------         --------       -------
SALES                                                             $ 22,295       $ 16,164         $ 42,695      $ 32,475

COST OF SALES                                                       17,506         12,016           33,902        24,418
                                                                  --------       --------         --------       -------
  Gross profit                                                       4,789          4,148            8,793         8,057

OPERATING EXPENSES
  Research and development                                             579            176              987           374
  Selling, general and administrative                                3,451          2,870            6,567         5,788
  Other                                                                 42             --               42            --
                                                                  --------       --------         --------       -------
    Total operating expenses                                         4,072          3,046            7,596         6,162
                                                                  --------       --------         --------       -------
OPERATING INCOME                                                       717          1,102            1,197         1,895

INTEREST AND OTHER INCOME (EXPENSE), net                              (208)          (241)            (291)         (530)
                                                                  --------       --------         --------       -------
INCOME BEFORE TAXES                                                    509            861              906         1,365

PROVISION (BENEFIT) FOR INCOME TAXES                                     -              -                -             -
                                                                  --------       --------         --------       -------
NET INCOME                                                        $    509       $    861         $    906       $ 1,365
                                                                  ========       ========         ========       =======
BASIC AND DILUTED NET INCOME PER SHARE
    Basic                                                         $   0.08       $   0.12         $   0.14       $  0.20
                                                                  ========       ========         ========       =======
    Diluted                                                       $   0.07       $   0.12         $   0.13       $  0.20
                                                                  ========       ========         ========       =======
SHARES USED IN COMPUTING NET INCOME
  PER SHARE
    Basic                                                            6,695          6,933            6,694         6,933
                                                                  ========       ========         ========       =======
    Diluted                                                          6,909          7,013            6,859         6,960
                                                                  ========       ========         ========       =======


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                        APRIL 26, 1998 AND MAY 2, 1999

                                  (Unaudited)
                                (In Thousands)

                                                                      April 26,               May 2,
                                                                        1998                   1999
                                                                      --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $    906               $  1,365
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                      1,669                  1,613
      Gain on sale of equipment                                            (70)                    --
      Stock option compensation expense                                     --                     47
      Cumulative translation adjustment                                     42                      6
  Changes in assets and liabilities:
      (Increase) in accounts receivable                                   (748)                   (13)
      (Increase) decrease in inventory                                  (1,769)                 1,602
      (Increase) decrease in prepaid expenses                               45                   (416)
      Increase (decrease) in accounts payable                            1,101                 (2,032)
      (Decrease) in accrued compensation and related benefits              (28)                  (258)
      (Decrease) in other liabilities                                     (151)                  (766)
                                                                      --------               --------
      Total adjustments                                                     91                   (217)

      Net cash provided by operating activities                            997                  1,148

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                           88                     97
  Purchase of property and equipment, net                               (2,946)                  (253)
  (Increase) in other assets, net                                          (24)                    --
                                                                      --------               --------
      Net cash (used in) investing activities                           (2,882)                  (156)
                                                                      --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                     9                      3
  Proceeds from revolving credit lines                                  34,271                 29,164
  Payments on revolving credit lines                                   (32,066)               (33,141)
  Proceeds from term debt                                                  580                  5,836
  Payments on term debt                                                   (540)                (3,843)
                                                                      --------               --------
      Net cash provided by (used in) financing activities                2,254                 (1,981)

NET INCREASE (DECREASE) IN CASH                                            369                   (989)
                                                                      --------               --------
CASH, beginning of year                                                  1,707                  1,387
                                                                      --------               --------
CASH, end of period                                                   $  2,076               $    398
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


(3)  INVENTORIES

     Inventories consisted of the following on    October 25,        May 2,
     (in thousands):                                 1998             1999
                                                  -----------      -----------

     Raw materials and components                  $  6,187         $  5,601
     Work in process                                  3,194            2,916
     Finished goods                                   2,564            1,954
                                                   --------         --------
                                                     11,945           10,471
     Valuation reserve                               (2,399)          (2,527)
                                                   --------         --------
                                                   $  9,546         $  7,944
                                                   ========         ========

(4)  DEBT AND REVOLVING CREDIT FACILITIES

  Debt and revolving credit facilities consisted of the following on:

                                                       October 25,   May 2,
                                                          1998        1999
                                                        --------    --------
                                                           (In Thousands)

 Variable-rate revolving credit facility (effective
  interest rates of 8.188% and 8.5% at October 25,
  1998), interest payable monthly, principal is
  repaid and re-borrowed based on cash
  requirements......................................     $ 8,180    $     --
 Variable-rate term notes (effective interest rates
  of 8.75% to 8.85% at October 25, 1998), payable in
  monthly installments ranging from $22,619 to
  $37,500, plus accrued interest ...................       2,766          --
Equipment acquisition facility (effective interest
  Rate of 8.75% on October 25, 1998, payable in 84
  monthly installments of $10,952 , plus accrued
  interest..........................................         920          --
Variable-rate revolving credit facility (effective
  interest rate of 8.25% on May 2, 1999
  interest payable monthly, principal is
  repaid and re-borrowed based on cash
  requirements......................................          --       4,203
Variable-rate term note (effective interest rate
  of 8.25% On May 2, 1999), payable in
  monthly installments of $90,000 plus
  accrued interest..................................          --       5,400
Other...............................................         108         387
                                                        --------    --------
                                                          11,974       9,990
Less current portion................................        (961)     (1,217)
                                                        --------    --------
                                                        $ 11,013    $  8,773
                                                        ========    ========

     Effective April 16, 1999, the Company and its subsidiaries (hereinafter referred to as "Borrowers") became parties to a loan and security agreement (the "Agreement") with a commercial lender which provides for revolving loans of up to $10,500,000, a $5,400,000 term note payable monthly over five years, and an equipment acquisition facility of up to $1,000,000 for fiscal 1999. An additional $2,000,000 of equipment loans will be made available to Borrowers if the Borrower's earnings before provision for income taxes, excluding all extraordinary and nonrecurring items, equals or exceeds $1.00 for the fiscal year ending October 31, 1999, or for any fiscal year thereafter. The advances on the revolving loans are based on the eligible accounts receivable and inventories and the advances on the equipment acquisition facility may be used only for the purpose of funding capital equipment purchases by the Borrowers. The maturity date of the Agreement is April 15, 2004.

     On May 2, 1999, $4,203,000 was outstanding on the revolving credit facility with interest accruing at the prime rate announced by First Union National Bank plus .5% (8.25% per annum on May 2, 1999). There is an unused line fee equal to
 .5% per annum on the difference between $10,500,000 and the average daily outstanding principal balance of Revolving Loans during each month payable monthly in arrears on the first day of each month. The $5,400,000 term note accrues interest at the prime rate announced by First Union National Bank plus
 .5% (8.25% per annum on May 2, 1999) and is payable in fifty-nine (59) equal monthly installments of $90,000 beginning April 30, 1999 and a final installment equal to all unpaid principal on March 31, 2004, together, in each instance, with interest thereon to the date of payment. On May 2, 1999, $5,400,000 was outstanding on the term loan and no borrowings on the equipment acquisition facility. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Borrowers which in aggregate total $35,131,000 on May 2, 1999.

(5)  BUSINESS SEGMENT INFORMATION

     Summarized financial information by business segment (in thousands):

                                                            Quarter Ended                               Six Months Ended
                                                            -------------                               ----------------
                                                    April 26,               May 2,                April 26,               May 2,
                                                      1998                   1999                   1998                   1999
                                                     -------                -------                -------                -------
Net sales:
----------
   Thermal management products                       $17,575                $11,897                $33,366                $23,596
   Connector products                                  3,134                  2,770                  6,490                  5,768
   Subsystems                                          1,586                  1,497                  2,839                  3,111
                                                     -------                -------                -------                -------
     Total                                            22,295                 16,164                 42,695                 32,475
                                                     =======                =======                =======                =======
Operating income (loss):
------------------------
   Thermal management products                           736                  1,266                  1,311                  2,159
   Connector products                                    112                    172                    234                    496
   Subsystems                                            189                     92                    260                    194
   Corporate                                            (320)                  (428)                  (608)                  (954)
                                                     -------                -------                -------                -------
     Total                                               717                  1,102                  1,197                  1,895
                                                     =======                =======                =======                =======
Interest expense:
-----------------
   Thermal management products                           225                    247                    444                    516
   Connector products                                      2                      6                      6                     11
   Subsystems                                              8                      5                      8                     12
   Intercompany Elimination                               --                    (27)                    --                    (39)
                                                     -------                -------                -------                -------
     Total                                               235                    231                    458                    500
                                                     =======                =======                =======                =======
Total assets:
-------------
   Thermal management products                        31,951                 24,078                 31,951                 24,078
   Connector products                                  6,361                  6,555                  6,361                  6,555
   Subsystems                                          3,755                  3,265                  3,755                  3,265
   Corporate                                           3,239                  2,417                  3,239                  2,417
   Intercompany Elimination                               --                 (1,184)                    --                 (1,184)
                                                     -------                -------                -------                -------
     Total                                            45,306                 35,131                 45,306                 35,131
                                                     =======                =======                =======                =======
Depreciation and amortization:
------------------------------
   Thermal management products                           779                    623                  1,347                  1,259
   Connector products                                    118                    130                    235                    253
   Subsystems                                             37                     45                     74                     90
   Corporate                                               5                      5                     13                     11
                                                     -------                -------                -------                -------
     Total                                               939                    803                  1,669                  1,613
                                                     =======                =======                =======                =======
Capital Expenditures:
---------------------
   Thermal management products                         1,628                     26                  2,723                    169
   Connector products                                     91                     13                    193                     49
   Subsystems                                             24                     23                     30                     35
   Corporate                                               -                      -                      -                      -
                                                     -------                -------                -------                -------
     Total                                             1.743                     62                  2,946                    253
                                                     =======                =======                =======                =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

QUARTER TO QUARTER COMPARISON

     Net Income/Loss. Net income for the second quarter of fiscal 1999 was $861,000 as compared to a net income of $509,000 for the 1998 quarter which included a $42,000 restructuring charge related to severance payments made at the Company's connector operations. This improvement is primarily the result of improved gross profit and continued control of operating expenses.

     Net income from thermal management operations for the second quarter of fiscal 1999, before the allocation of Alpha corporate expenses ("corporate allocation"), was $1,036,000 compared to net income of $519,000 for the fiscal 1998 quarter. Results from operations increased primarily due to an increase in gross profit margin and a decrease in operating expenses.

     Net income from the connector products segment, before corporate allocation, for the second quarter of fiscal 1999 was $163,000 compared to $113,000 for the 1998 quarter. The 1998 quarter included a $42,000 restructuring charge related to severance payments.

     Net income from the Company's subsystems operation for the second quarter of fiscal 1999, before corporate allocation, was $90,000 compared to $184,000 for the second quarter of fiscal 1998. The decrease in net income is primarily attributable to a decline in sales and an increase in sales and marketing expenses.

     Sales. Sales for the second quarter of fiscal 1999 decreased 27.5% to $16,164,000 from $22,295,000 for the same period of fiscal 1998, principally as a result of a 32.3% decrease in thermal management sales to $11,897,000. The decrease in thermal management sales primarily resulted from the Company's decision to no longer pursue certain low margin sales opportunities. Consequently, the Company is focusing its efforts on serving thermal management customers who purchase highly customized products including products serving the personal computer industry. These customers typically utilize the Company's expertise in developing solutions to their thermal management problems.

     Connector sales were $2,770,000 during the second quarter of fiscal 1999 compared to $3,134,000 during the prior fiscal year second quarter. Management believes that the 11.6% decrease during fiscal 1999 was due to the slowdown in the electronics industry. Subsystems sales were $1,497,000 during the second quarter of fiscal 1999 compared to $1,586,000 during the prior fiscal year.

     Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the second quarter of fiscal 1999 was 25.7% compared to 21.5% for the 1998 fiscal quarter. The thermal management segment's gross profit percentage increased to 25.1% from 20.3% for fiscal 1998 second quarter as a result of the Company's programs to forgo lower margin sales, enhance productivity and lower costs. During the fourth quarter of fiscal 1998, the Company implemented cost reduction measures, primarily a reduction in workforce, to bring expenses in line with current sales levels. In addition, the Company has increased its focus on manufacturing efficiencies. In the second quarter of fiscal 1999, the thermal management segment's cost of sales included $169,000 in severance and moving costs which had the effect of reducing the gross profit percentage.

     The connector segment's gross profit percentage increased to 28.5% for the second quarter of fiscal 1999 from 25.7% for the 1998 quarter. This increase is attributable to reductions in operating expenses, primarily workforce reductions. The gross profit percentage at the Company's subsystems operation decreased to 25.1% for the second quarter of fiscal 1999 from 26.4% for the 1998.

     Research and Development Expense. Research and development expenses for the quarter ended May 2, 1999 were $176,000, or 1.1% of sales, compared to $579,000, or 2.6% of sales, for the prior year quarter. The reduction in research and development expenses resulted from the Company's decision to focus its research and development efforts on solving customers current thermal management problems rather than the development of next generation solutions. Because of this change in focus, the Company expects its product research and development expense to decrease in fiscal 1999 compared with fiscal 1998.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended May 2, 1999 were $2,870,000, or 17.8% of sales. This compares to $3,451,000, or 15.5% of sales, for the prior year quarter. The $581,000 decrease in SG&A expenses for the second quarter of 1999, compared to the 1998 quarter, is attributable to a reduction in operating expenses, primarily workforce reductions which occurred during the fourth quarter of fiscal 1998. SG&A expenses, as a percentage of sales, increased due to lower sales volume in the second quarter of 1999 as compared to the prior year quarter.

     Restructuring and Other Expenses. During the second quarter of fiscal 1998, the Company incurred restructuring charges of $42,000 related to downsizing severance payments at the Company's connector subsidiary.

Six Months to Six Months Comparison

     Net Income/Loss. Net income for the first six months of fiscal 1999 was $1,365,000 compared to net income of $906,000 for the first six months of fiscal 1998, which included a restructuring charge of $42,000 related to severance payments, a $70,000 gain from the sale of equipment and other income of $59,000. This improvement is primarily the result of improved gross profit and control of operating expenses.

     Net income from thermal management operations for the first six months of fiscal 1999, before the allocation of Alpha corporate expenses ("corporate allocation"), was $1,664,000 compared to $875,000 for the 1998 period. Results from operations improved primarily due to an increase in gross profit margin and a decrease in operating expenses.

     Net income from the connector products segment for the first six months of fiscal 1999, before corporate allocation, was $462,000 compared to $354,000 for the first six months of fiscal 1998, which included a $42,000 restructuring charge related to severance payments and a $70,000 gain related to the sale of certain equipment. The improvement in the first six months of fiscal 1999 was primarily due to higher gross profits and improved expense management.

     Net income from the Company's subsystems operation for the first six months of fiscal 1999, before corporate allocation, was $188,000 compared to $258,000 for the first six months of fiscal 1998. The decrease in net income is primarily attributable to a an increase in sales and marketing expenses.

     Sales. The Company's sales for the first six months of fiscal 1999 decreased to $32,475,000 from $42,695,000 for the same period of fiscal 1998. Thermal management sales decreased to $23,596,000 for the first half of fiscal 1999 from $33,366,000 for the first six months of fiscal 1998. The decrease in thermal management sales primarily resulted from the Company's decision to no longer pursue certain low margin sales opportunities. Consequently, the Company is focusing its efforts on serving thermal management customers who typically purchase highly customized products, including products serving the personal computer industry. These customers typically utilize the Company's expertise in developing solutions to their thermal management problems.

     Connector sales were $5,768,000 during the first six months of fiscal 1999 compared to $6,490,000 during the prior fiscal year period. Management believes that the 11.1% decrease during fiscal 1999 was due to the slowdown in the electronics industry. Subsystems sales were $3,111,000 during the first six months of fiscal 1999 compared to $2,839,000 during the prior fiscal year.

     Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the first six months of fiscal 1999 was 24.8% compared to 20.6% for the 1998 period. The thermal management segment's gross profit percentage was 23.5% and 19.4% for the first six months of fiscal 1999 and 1998, respectively. This increase was due to the effects of programs to forgo lower margin sales, enhance productivity and lower costs. During the fourth quarter of fiscal 1998, the Company implemented cost reduction measures, primarily a reduction in workforce, to bring expenses in line with current sales levels. In addition, the Company has increased its focus on manufacturing efficiencies. In the second quarter of fiscal 1999, the thermal management segment's cost of sales included $169,000 in severance and moving costs, which had the effect of reducing the gross profit percentage.

     The connector products segment's gross profit percentage increased to 30.4% for the first six months of fiscal 1999 from 25.5% for the 1998 period. This increase is attributable to the reductions in operating expenses, primarily workforce reductions, which primarily occurred during the second quarter of fiscal 1998. The gross profit percentage at the Company's subsystems operation increased to 24.4% for the first six months of fiscal 1999 from 23.5% for the 1998 period.

     Research and Development Expense. Research and development expenses for the six months ended May 2, 1999 were $374,000, or 1.2% of sales, compared to $987,000, or 2.3% of sales, for the prior year period. The reduction in research and development expenses resulted from the Company's decision to focus its research and development efforts on solving customers current thermal management problems rather than the development of next generation solutions. Because of this change in focus, the Company expects its product research and development expense to decrease in fiscal 1999 compared with fiscal 1998.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the six months ended May 2, 1999 were $5,788,000, or 17.8% of sales, including $180,000 accrued in the first quarter for the cancellation of a contractual obligation. This compares to $6,567,000, or 15.4% of sales for the prior year period. The $959,000 (excluding the $180,000 accrual) decrease in SG&A expenses for the first half of fiscal 1999, compared to the same period of 1998, is attributable to a reduction in operating expenses, primarily workforce reductions which occurred during the fourth quarter of fiscal 1998. SG&A expenses, as a percentage of sales, increased due to lower sales volume in the first half of 1999 as compared to the prior year.

     Restructuring and Other Expenses. During the second quarter of fiscal 1998, the Company incurred a restructuring charge of $42,000 which related to downsizing severance payments at the Company's connector subsidiary.

     Interest and Other Income (Net). Interest expense was $500,000 and $458,000 for the first six months of fiscal 1999 and 1998, respectively. This increase was due to an increase in the average interest rate paid on outstanding debt. The Company recorded other income for the first six months of 1998 of $142,000 which was primarily a result of a gain on the sale of equipment by the connector segment's operation in South Pasadena, CA.

     Year 2000 The Company continues to use its existing staff to comprehensively review existing systems and equipment that need to be updated or changed as a result of the Year 2000. To date, the Company's staff has determined that some computer software requires upgrading and has begun the process of making its systems year 2000 compliant. Based on current estimates, the cost related to these upgrades is immaterial. The Company's computerized production equipment is also being systematically evaluated for compliance. The Company is in contact with its vendors and customers and no major problem has been discovered to date. In fiscal 1999, the Company will prepare a contingency plan.

LIQUIDITY AND CAPITAL RESOURCES

     On May 2, 1999, the Company had cash of approximately $398,000 compared to $1,387,000 on October 25, 1998. Cash provided by operations was used to reduce accounts payable by $2,032,000, to reduce long term debt and for capital equipment purchases.

     For the six months ended May 2, 1999, $1,148,000 was provided by operating activities primarily from net income and by a $1,602,000 decrease in inventory. In addition to reducing debt, cash was used to decrease accounts payable by $2,032,000. Capital equipment purchases of $253,000 were made to improve manufacturing capabilities and to refurbish and upgrade existing machinery. For fiscal 1999, management expects capital equipment expenditures to be approximately $1,000,000.

     Effective April 16, 1999, the Company and its subsidiaries (hereinafter referred to as "Borrowers") became parties to a loan and security agreement (the "Agreement") with a commercial lender which provides for revolving loans of up to $10,500,000, a $5,400,000 term note payable monthly over five years, and an equipment acquisition facility of up to $1,000,000 for fiscal 1999. An additional $2,000,000 of Equipment Loans will be made available to Borrowers if the Borrower's earnings before provision for income taxes, excluding all extraordinary and nonrecurring items, equals or exceeds $1.00 for the fiscal year ending October 31, 1999, or for any fiscal year thereafter. The advances on the revolving loans are based on the eligible accounts receivable and inventories and the advances on the equipment acquisition facility may be used only for the purpose of funding capital equipment purchases by the Borrowers. The maturity date of the Agreement is April 15, 2004.

     On May 2, 1999, $4,203,000 was oustanding on the revolving credit facility with interest accruing at the prime rate announced by First Union National Bank plus .5% (8.25% per annum on May 2, 1999). There is an unused line fee equal to
 .5% per annum on the difference between $10,500,000 and the average daily outstanding principal balance of Revolving Loans during each month payable monthly in arrears on the first day of each month. The $5,400,000 term note accrues interest at the prime rate announced by First Union National Bank plus
 .5% (8.25% per annum on May 2, 1999) and is payable in fifty-nine (59) equal monthly installments of $90,000 beginning April 30, 1999 and a final installment equal to all unpaid principal on March 31, 2004, together, in each instance, with interest thereon to the date of payment. On May 2, 1999, $5,400,000 was outstanding on the term loan and no borrowings on the equipment acquisition facility. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Borrowers which in aggregate total $35,131,000 on May 2, 1999.

     Working capital on May 2, 1999 was $9,711,000 compared to $9,099,000 on October 25, 1998. The increase in working capital is attributable to a decrease in current liabilities funded by the Company's cash flow from operations. The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities is sufficient to fund its operations in the near-term.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     During 1997, Aerospace Aluminum Heat Treating, Inc. ("AAHT") instituted an action in the United States District Court for the Central District of California against Soco-Lynch Corporation and the Company's Lockhart subsidiary. AAHT operates a facility neighboring Lockhart's facility in Paramount, California. The complaint alleges that Lockhart released certain hazardous chemicals into the ground, and that some of these chemicals have contaminated the ground and/or groundwater below the AAHT facility and an adjoining property. The complaint also alleges that Soco-Lynch is a supplier of industrial chemicals, and that Soco-Lynch spilled certain chemicals at the AAHT facility. The plaintiff has claimed that its damages are between $200,000 and $750,000. To date, the Company has incurred $263,000 in the defense of this litigation. Preliminary investigation indicates that the underground water flows in a direction that would not support AAHT's claims. In addition, because of the depth of the groundwater, even if AAHT's claim were supportable, the Company believes that any release by Lockhart would predate the Company's ownership of Lockhart. The former owner of Lockhart agreed to indemnify the Company against such claims, and has been put on notice of AAHT's complaint. Such indemnification obligations are payable in shares of the Company's common stock, which are currently held in escrow, and are to be valued at $9 per share.

     Some discovery has been concluded and additional discovery may be taken. A non-binding mediation was held on January 21, 1999. No resolution was reached, but the parties agreed to further testing and to attempt to negotiate a settlement thereafter. The testing was conducted and led to results that, in the opinion of Lockhart's expert consultants, suggest that contamination flowed from the AAHT property to the Lockhart property, rather than the other way around. Lockhart had already asserted a counterclaim against AAHT in the referenced litigation, and is now preparing to press that counterclaim unless the matter can be resolved amicably. A telephone conference of the parties' respective experts and counsel, on June 2, 1999, failed to reach agreement, and the parties are now discussing the possibility of arbitrating the dispute. If the parties are unable to resolve the litigation through negotiation, additional discovery and a trial may be necessary. The Company cannot evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any. Lockhart intends to vigorously defend this action.

     On August 5, 1998, an attorney for a group called California Community Health Advocates wrote a letter to Lockhart Industries alleging that the Lockhart was in violation of the California Safe Drinking Water Act, California Health and Safety Code secs. 25249 et seq. (commonly known as Proposition 65) because of its alleged failure to post certain notices and to provide certain warnings to neighboring businesses and residents. If all of these allegations were true, Lockhart could be subjected to penalties of up to $2,500 per day. In response, Lockhart has agreed to undertake efforts to reduce or eliminate its use of certain chemicals, and to provide appropriate warnings for past and current usage of such chemicals, as a way of shielding itself from such claims in the future. The parties are now discussing a possible settlement if this matter. The Company cannot predict the future cost or liability, if any, with respect to these allegations.

     Other than as set forth above, there are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders held on May 26, 1999 in New York, New York the stockholders elected the following management nominees:


     Nominee                  Votes For       Votes Withheld
     -------                  ---------       --------------

     Marshall D. Butler       5,726,557          484,809

     Lawrence Butler          5,726,557          484,809

     Donald K. Grierson       5,726,557          484,809

     Frederic A. Heim         5,726,557          484,809

     Dr. Kenneth W. Rind      5,726,557          484,809

     Robert C. Streiter       5,726,557          484,809

     In addition, the stockholders approved the amendment to the 1994 Stock Option Plan to increase the number of shares which may be granted thereunder:

     Votes For              Votes Against       Abstentions
     ---------              -------------       -----------

     5,277,328                  842,823           91,215

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         10.24 Loan and Security Agreement by and between Congress Financial Corporation as Lender and Alpha Technologies Group, Inc., Wakefield Engineering, Inc., Lockhart Industries, Inc., Malco Technologies, Inc., Wakefield Extrusion Corp., and Uni-Star Industries, Inc. as Borrowers dated April 16, 1999.

         10.25 Employment agreement dated March 23, 1999 between Robert C. Streiter and Alpha Technologies Group, Inc.

         11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended April 26, 1998 and May 2, 1999.

         27.1   Financial Data Schedule


(b)  Reports on Form 8-K

     There were no reports for Form 8-K filed by the Company during the quarter ended May 2, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Alpha Technologies Group, Inc.
                                                 ------------------------------
                                                 (Registrant)



Date:     June 15, 1999                      By:   /s/ Lawrence Butler
      -----------------------------              -----------------------------
                                                 Lawrence Butler
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



Date:     June 15, 1999                      By:   /s/ Johnny J. Blanchard
      -----------------------------              -----------------------------
                                                 Johnny J. Blanchard
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

EXHIBIT INDEX

  Exhibit                                                               Page No.
  -------                                                               --------

      10.24 Loan and Security Agreement by and between Congress Financial Corporation as Lender and Alpha Technologies Group, Inc., Wakefield Engineering, Inc., Lockhart Industries, Inc., Malco Technologies, Inc., Wakefield Extrusion Corp., and Uni-Star Industries, Inc. as Borrowers dated April 15, 1999.

      10.25    Employment agreement dated March 23, 1999 between
               Robert C. Streiter and Alpha Technologies Group, Inc.

      11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended April 26, 1998 and May 2, 1999.

      27.1     Financial Data Schedule