Form 10-K405/A
period 1998-10-25
ALPHA TECHNOLOGIES GROUP INC
filed 1999-06-29
CIK 710807

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             --------------------
                                  FORM 10-K/A

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended October 25, 1998

 Commission file number 0-14365

                             --------------------

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

                             --------------------

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

                               ----------------

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 25, 1998 as set forth in the pages attached hereto:

          Item 14(a)(3)  Exhibits.

          Exhibit 28.1   Annual Report on Form 11-K for the
                         fiscal year ended December 31, 1998 for the ATGI 401(k) Plan


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                         ALPHA TECHNOLOGIES GROUP, INC.



                         By: /s/ JOHNNY J. BLANCHARD
                             ______________________________
                             Johnny J. Blanchard
                             Principal Accounting Officer

Dated:  June 28, 1999

                                 EXHIBIT INDEX


                                                            Sequentially
   Exhibit                                                    Numbered
   Number              Description of Exhibit                   Page
   -------             ----------------------               ------------
    28.1     Annual Report on Form 11-K for the year ended
             December 31, 1998 for the ATGI 401K PLAN