Form 10-Q
period 1999-08-01
ALPHA TECHNOLOGIES GROUP INC
filed 1999-09-15
CIK 710807

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 1, 1999

                                      OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________


                        Commission File Number 0-14365

                        ALPHA TECHNOLOGIES GROUP, INC.
                        -------------------------------
            (Exact name of registrant as specified in its charter)


                    Delaware                                                               76-0079338
------------------------------------------------                               ------------------------------------
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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X         No
                                               ___          ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.03 par value                                 6,948,954
----------------------------                                 ---------
         Class                                    Outstanding at August 31, 1999

                         ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                 August 1, 1999


                               TABLE OF CONTENTS

                                                                                            Page No.
                                                                                            --------

PART I FINANCIAL INFORMATION...................................................................  3

CONSOLIDATED BALANCE SHEETS - OCTOBER 25, 1998 AND AUGUST 1, 1999..............................  3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED
JULY 26, 1998 AND AUGUST 1, 1999...............................................................  4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 26,
1998  AND AUGUST 1, 1999.......................................................................  5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................  6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.. 11

PART II - OTHER INFORMATION.................................................................... 17

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - OCTOBER 25, 1998 AND AUGUST 1, 1999

                (In Thousands, Except Share and Per Share Data)

                                                                                        October 25,           August 1,
                                                                                            1998                1999
                                                                                    ----------------     ----------------
                                                                                                             (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash                                                                                   $  1,387             $    367
     Accounts receivable, net                                                                  8,671                8,982
     Inventories, net                                                                          9,546                7,194
     Prepaid expenses                                                                            623                  990
                                                                                    ----------------     ----------------
          Total current  assets                                                               20,227               17,533

PROPERTY AND EQUIPMENT, at cost                                                               21,360               21,807
     Less - Accumulated depreciation and amortization                                          8,005               10,082
                                                                                    ----------------     ----------------
          Property and equipment, net                                                         13,355               11,725

GOODWILL, net                                                                                  2,714                2,613

OTHER ASSETS, net                                                                              2,379                2,318
                                                                                    ----------------     ----------------
                   TOTAL ASSETS                                                             $ 38,675             $ 34,189
                                                                                    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                                                                $  5,808             $  3,811
     Accrued compensation and related benefits                                                 1,777                1,619
     Other accrued liabilities                                                                 2,582                1,817
     Current portion of long-term debt                                                           961                1,218
                                                                                    ----------------     ----------------
          Total current liabilities                                                           11,128                8,465

REVOLVING CREDIT FACILITY                                                                      8,180                2,187
LONG-TERM DEBT                                                                                 2,833                4,265

OTHER LONG-TERM LIABILITIES                                                                      217                  215

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; shares authorized 180,000                                    -                    -
     Common stock, $.03 par value; shares authorized 17,000,000; issued
          7,940,838 at October 25, 1998 and 7,957,507 at August 1, 1999                          238                  238
     Additional paid - in capital                                                             43,781               43,868
     Retained deficit                                                                        (23,893)             (21,326)
     Cumulative translation adjustment, net of income taxes                                      (91)                  (5)
     Treasury stock, at cost (1,008,553 common shares at October 25, 1998 and
         August 1, 1999)                                                                      (3,718)              (3,718)
                                                                                    ----------------     ----------------
                     TOTAL STOCKHOLDERS' EQUITY                                               16,317               19,057
                                                                                    ----------------     ----------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 38,675             $ 34,189
                                                                                    ================     ================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED

                        JULY 26, 1998 AND AUGUST 1, 1999

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                                          Quarter Ended                Nine Months Ended
                                                                  ----------------------------- ------------------------------
                                                                      July 26       August 1       July 26,       August 1,
                                                                       1998           1999           1998            1999
                                                                  -------------- -------------- -------------- ---------------

SALES                                                                $ 17,823        $16,069        $60,518         $48,544

COST OF SALES                                                          14,237         11,700         48,139          36,118
                                                                     --------        -------        -------         -------
     Gross profit                                                       3,586          4,369         12,379          12,426

OPERATING EXPENSES
     Research and development                                             451            185          1,438             559
     Selling, general and administrative                                3,241          2,737          9,808           8,525
     Other                                                                165             --            207              --
                                                                     --------        -------        -------         -------
          Total operating expenses                                      3,857          2,922         11,453           9,084
                                                                     --------        -------        -------         -------

OPERATING INCOME (LOSS)                                                  (271)         1,447            926           3,342

INTEREST AND OTHER INCOME (EXPENSE), net                                 (182)          (245)          (473)           (775)
                                                                     --------        -------        -------         -------

INCOME (LOSS) BEFORE TAXES                                               (453)         1,202            453           2,567

PROVISION (BENEFIT) FOR INCOME TAXES                                        -              -              -               -
                                                                     --------        -------        -------         -------

NET INCOME (LOSS)                                                      ($453)        $ 1,202        $   453         $ 2,567
                                                                     ========        =======        =======         =======

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
             Basic                                                    ($0.07)          $0.17          $0.07           $0.37
                                                                     ========        =======        =======         =======
             Diluted                                                  ($0.07)          $0.17          $0.07           $0.36
                                                                     ========        =======        =======         =======

SHARES USED IN COMPUTING NET INCOME (LOSS)
       PER SHARE
             Basic                                                      6,728          6,944          6,707           6,937
                                                                     ========        =======        =======         =======
             Diluted                                                    6,728          7,235          6,836           7,062
                                                                     ========        =======        =======         =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JULY 26, 1998 AND AUGUST 1, 1999

                                  (Unaudited)
                                 (In Thousands)

                                                                                          July 26,              August 1,
                                                                                            1998                  1999
                                                                                   ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $    453              $  2,567
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                                         2,338                 2,445
          (Gain) loss on sale of equipment                                                        (70)                   11
          Stock option compensation expense                                                        22                    56
          Cumulative translation adjustment                                                        28                    11
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                            2,358                  (311)
          (Increase) decrease in inventory                                                     (1,362)                2,352
          (Increase) decrease in prepaid expenses                                                 230                  (367)
          (Decrease) in accounts payable                                                       (1,337)               (1,997)
          (Decrease) in accrued compensation and related benefits                                 (58)                 (158)
          (Decrease) in other liabilities                                                      (1,525)                 (767)
                                                                                             --------              --------
          Total adjustments                                                                       624                 1,275

          Net cash provided by operating activities                                             1,077                 3,842

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                               88                    86
     Purchase of property and equipment, net                                                   (3,889)                 (681)
     (Increase) decrease in other assets, net                                                     (13)                    6
                                                                                             --------              --------
          Net cash (used in) investing activities                                              (3,814)                 (589)
                                                                                             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                       208                    31
     Proceeds from revolving credit lines                                                      47,549                43,131
     Payments on revolving credit lines                                                       (44,347)              (49,124)
     Proceeds from term debt                                                                      920                 5,836
     Payments on term debt                                                                     (1,301)               (4,147)
                                                                                             --------              --------
          Net cash provided by (used in) financing activities                                   3,029                (4,273)

NET INCREASE (DECREASE) IN CASH                                                                   292                (1,020)
                                                                                             --------              --------

CASH, beginning of year                                                                         1,707                 1,387
                                                                                             --------              --------

CASH, end of period                                                                          $  1,999              $    367
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


(3)      INVENTORIES

Inventories consisted of the following on                    October 25,         August 1,
  (in thousands):                                               1998               1999
                                                           --------------     --------------

         Raw materials and components                             $ 6,187            $ 5,638
         Work in process                                            3,194              2,334
         Finished goods                                             2,564              1,928
                                                           --------------     --------------
                                                                   11,945              9,900
         Valuation reserve                                         (2,399)            (2,706)
                                                           --------------     --------------
                                                                  $ 9,546            $ 7,194
                                                           ==============     ==============

(4)  DEBT AND REVOLVING CREDIT FACILITIES

 Debt and revolving credit facilities consisted of the following on:

                                                         October 25,     August 1,
                                                            1998           1999
                                                        -----------     ---------
                                                             (In Thousands)
 Variable-rate revolving credit facility (effective
  interest rates of 8.188% and 8.5% at October 25,
  1998), interest payable monthly, principal is
  repaid and re-borrowed based on cash
  requirements.....................................      $ 8,180      $      --
 Variable-rate term notes (effective interest rates
  of 8.75% to 8.85% at October 25, 1998), payable in
  monthly installments ranging from $22,619 to
  $37,500, plus accrued interest ...................       2,766             --
 Equipment acquisition facility (effective interest
  Rate of 8.75% on October 25, 1998, payable in 84
  monthly installments of $10,952 , plus accrued
  interest............................................       920             --
 Variable-rate revolving credit facility (effective
  interest rate of 8.5% on August 1, 1999,
  interest payable monthly, principal is
  repaid and re-borrowed based on cash
  requirements........................................        --          2,187
 Variable-rate term note (effective interest rate
  of 8.5% On August 1, 1999), payable in
  monthly installments of $90,000 plus
  accrued interest....................................        --          5,130
 Other................................................       108            353
                                                         -------        -------
                                                          11,974          7,670
 Less current portion.................................      (961)        (1,218)
                                                         -------        -------
                                                         $11,013        $ 6,452
                                                         =======        =======


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

     On August 1, 1999, $2,187,000 was outstanding on the revolving credit facility with interest accruing at the prime rate announced by First Union National Bank plus .5% (8.5% per annum on August 1, 1999). There is an unused line fee equal to .5% per annum on the difference between $10,500,000 and the average daily outstanding principal balance of Revolving Loans during each month payable monthly in arrears on the first day of each month. The $5,400,000 term note accrues interest at the prime rate announced by First Union National Bank plus .5% (8.5% per annum on August 1, 1999) and is payable in fifty-nine (59) equal monthly installments of $90,000 beginning April 30, 1999 and a final installment equal to all unpaid principal on March 31, 2004, together, in each instance, with interest thereon to the date of payment. On August 1, 1999, $5,130,000 was outstanding on the term loan and no borrowings on the equipment acquisition facility. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Borrowers which in aggregate total $34,189,000 on August 1, 1999.

(5)    BUSINESS SEGMENT INFORMATION

Summarized financial information by business segment (in thousands):


                                                            Quarter Ended                                Nine Months Ended
                                             --------------------------------------------   ----------------------------------------
                                                    July 26,                August 1,              July 26,               August 1,
                                                      1998                    1999                   1998                   1999
                                                     -------                 -------                -------                -------
Net sales:
----------
   Thermal management products                       $13,226                 $12,056                $46,592                $35,652
   Connector products                                  3,127                   2,504                  9,617                  8,272
   Subsystems                                          1,470                   1,509                  4,309                  4,620
                                                     -------                 -------                -------                -------
Total                                                 17,823                  16,069                 60,518                 48,544
                                                     =======                 =======                =======                =======

Operating income (loss):
------------------------
   Thermal management products                          (350)                  1,460                    961                  3,619
   Connector products                                    234                     243                    468                    739
   Subsystems                                            126                     155                    386                    349
   Corporate                                            (281)                   (411)                  (889)                (1,365)
                                                     -------                 -------                -------                -------
Total                                                   (271)                  1,447                    926                  3,342
                                                     =======                 =======                =======                =======

Interest expense:
-----------------
   Thermal management products                           238                     205                    682                    721
   Connector products                                      3                       6                      9                     17
   Subsystems                                             14                      15                     22                     27
   Intercompany Elimination                               --                      --                     --                    (39)
                                                     -------                 -------                -------                -------
Total                                                    255                     226                    713                    726
                                                     =======                 =======                =======                =======

Total assets:
-------------
   Thermal management products                        28,701                  23,490                 28,701                 23,490
   Connector products                                  6,731                   5,025                  6,731                  5,025
   Subsystems                                          3,486                   3,005                  3,486                  3,005
   Corporate                                           2,813                   2,669                  2,813                  2,669
   Intercompany Elimination                               --                      --                     --                     --
                                                     -------                 -------                -------                -------
Total                                                 41,731                  34,189                 41,731                 34,189
                                                     =======                 =======                =======                =======

Depreciation and amortization:
------------------------------
   Thermal management products                           660                     651                  1,856                  1,908
   Connector products                                    116                     133                    351                    386
   Subsystems                                             39                      45                    113                    135
   Corporate                                               5                       5                     18                     16
                                                     -------                 -------                -------                -------
Total                                                    820                     834                  2,338                  2,445
                                                     =======                 =======                =======                =======

Capital Expenditures:
---------------------
   Thermal management products                           592                     343                  3,321                    512
   Connector products                                    289                      85                    482                    134
   Subsystems                                             56                      --                     86                     35
   Corporate                                               -                       -                      -                      -
                                                     -------                 -------                -------                -------
Total                                                    937                     428                  3,889                    681
                                                     =======                 =======                =======                =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

QUARTER TO QUARTER COMPARISON
-----------------------------

     Net Income/Loss. Net income for the third quarter of fiscal 1999 was $1,202,000 compared to a net loss of $453,000 for the 1998 quarter which included a $165,000 restructuring charge related to severance payments made at the Company's connector operations and restructuring expenses related to the closing of the Company's connector operation in France. This improvement is primarily the result of improved gross profit and control of operating expenses. See " Gross Profit, Research and Development and Selling, General and Administrative Expense" below.

     Net income from thermal management operations for the third quarter of fiscal 1999, before the allocation of Alpha corporate expenses ("corporate allocation"), was $1,255,000 compared to a net loss of $608,000 for the fiscal 1998 quarter. Results from operations increased primarily due to an increase in gross profit margin and a decrease in operating expenses.

     Net income from the connector products segment, before corporate allocation, for the third quarter of fiscal 1999 was $215,000 compared to $308,000 for the 1998 quarter. The 1998 quarter included a $165,000 restructuring charge related to severance payments made at the Company's connector operations and restructuring expenses related to the closing of the Company's connector operation in France. The decrease in net income was due to lower sales volume due to the weakness in the military/aerospace and commercial aircraft markets.

     Net income from the Company's subsystems operation for the third quarter of fiscal 1999, before corporate allocation, was $142,000 compared to $115,000 for the third quarter of fiscal 1998.

     Sales.   Sales for the third quarter of fiscal 1999 decreased 9.8% to
$16,069,000 from $17,823,000 for the same period of fiscal 1998. The 8.8% decrease in thermal management sales, to $12,056,000 from $13,226,000, primarily resulted from the Company's decision to no longer pursue certain low margin sales opportunities. Consequently, the Company is focusing its efforts on serving thermal management customers who purchase highly customized products, including products serving the personal computer industry. These customers typically utilize the Company's expertise in developing solutions to their thermal management problems.

     Connector sales were $2,504,000 during the third quarter of fiscal 1999 compared to $3,127,000 during the prior fiscal year third quarter. Management believes that the 19.9% decrease during fiscal 1999 was due to the weakness in the military/aerospace and commercial aircraft markets. Subsystems sales increased to $1,509,000 during the third quarter of fiscal 1999 from $1,470,000 during the prior fiscal year.

  Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the third quarter of fiscal 1999 was 27.2% compared to 20.1% for the 1998 fiscal quarter. The thermal management segment's gross profit percentage increased to 26.2% from 16.0% for fiscal 1998 third quarter as a result of the Company's programs to forego lower margin sales, enhance productivity and lower costs. During the fourth quarter of fiscal 1998, the Company implemented cost reduction measures, primarily a reduction in workforce, to bring expenses in line with current sales levels. In addition, the Company has increased its focus on manufacturing efficiencies.

  The connector segment's gross profit percentage decreased to 31.0% for the third quarter of fiscal 1999 from 34.7% for the 1998 quarter. This decrease is primarily attributable to lower sales volume. The gross profit percentage at the Company's subsystems operation increased to 28.6% for the third quarter of fiscal 1999 from 26.1% for the 1998 quarter.

     Research and Development Expense. Research and development expenses for the quarter ended August 1, 1999 were $185,000, or 1.2% of sales, compared to $451,000, or 2.5% of sales, for the prior year quarter. The reduction in research and development expenses resulted from the Company's decision to focus its research and development efforts on solving customers current thermal management problems rather than the development of next generation solutions. Because of this change in focus, the Company expects its product research and development expense to decrease in fiscal 1999 compared with fiscal 1998.

  Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended August 1, 1999 were $2,737,000, or 17.0% of sales. This compares to $3,241,000, or 18.2% of sales, for the prior year quarter. The $504,000 decrease in SG&A expenses for the third quarter of 1999, compared to the 1998 quarter, is attributable to a reduction in operating expenses, primarily workforce reductions which occurred during the fourth quarter of fiscal 1998.

Nine Months to Nine Months Comparison
-------------------------------------

     Net Income/Loss. Net income for the first nine months of fiscal 1999 was $2,567,000 compared to net income of $453,000 for the first nine months of fiscal 1998. The fiscal 1998 results included $207,000 related to downsizing severance payments and restructuring expenses related to closing the Company's connector operation in France, a $70,000 gain from the sale of equipment and other income of $122,000. The improvement in net income is primarily the result of improved gross profit and control of operating expenses. See "Gross Profit, Research and Development and Selling, General and Administrative Expense" below.

     Net income from thermal management operations for the first nine months of fiscal 1999, before the allocation of Alpha corporate expenses ("corporate allocation"), was $2,919,000 compared to $267,000 for the 1998 period. Results from operations improved primarily due to an increase in gross profit margin and a decrease in operating expenses.

     Net income from the connector products segment for the first nine months of fiscal 1999, before corporate allocation, was $677,000 compared to $662,000 for the first nine months of fiscal 1998. The 1998 period included a $207,000 restructuring charge related to severance payments and expenses accrued in connection with the closure of the Company's connector operation in France and a $70,000 gain related to the sale of certain equipment. The decrease in net income, without the restructuring charges, was primarily due to lower sales volume.

     Net income from the Company's subsystems operation for the first nine months of fiscal 1999, before corporate allocation, was $330,000 compared to $374,000 for the first nine months of fiscal 1998. The decrease in net income is primarily attributable to an increase in sales and marketing expenses.

     Sales. The Company's sales for the first nine months of fiscal 1999 decreased to $48,544,000 from $60,518,000 for the same period of fiscal 1998. Thermal management sales decreased to $35,652,000 for the first nine months of fiscal 1999 from $46,592,000 for the first nine months of fiscal 1998. The decrease in thermal management sales primarily resulted from the Company's decision to no longer pursue certain low margin sales opportunities. Consequently, the Company is focusing its efforts on serving thermal management customers who typically purchase highly customized products, including products serving the personal computer industry. These customers typically utilize the Company's expertise in developing solutions to their thermal management problems.

     Connector sales were $8,272,000 during the first nine months of fiscal 1999 compared to $9,617,000 during the prior fiscal year period. Management believes that the 14.0% decrease during fiscal 1999 was due to the weakness in the military/aerospace and commercial aircraft markets.. Subsystems sales increased to $4,620,000 during the first nine months of fiscal 1999 from $4,309,000 during the prior fiscal year.

  Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the first nine months of fiscal 1999 was 25.6% compared to 20.5% for the 1998 period. The thermal management segment's gross profit percentage was 24.4% and 18.4% for the first nine months of fiscal 1999 and 1998, respectively. This increase was due to the effects of programs to forego lower margin sales, enhance productivity and lower costs. During the fourth quarter of fiscal 1998, the Company implemented cost reduction measures, primarily a reduction in workforce, to bring expenses in line with current sales levels. In addition, the Company has increased its focus on manufacturing efficiencies. The thermal management segment's 1999 cost of sales includes $169,000 in severance and moving costs, which had the effect of reducing the gross profit percentage.

  The connector products segment's gross profit percentage increased to 30.5% for the first nine months of fiscal 1999 from 28.5% for the 1998 period. This increase is attributable to the reductions in operating expenses, primarily workforce reductions, which primarily occurred during the second quarter of fiscal 1998. The gross profit percentage at the Company's subsystems operation increased to 25.8% for the first nine months of fiscal 1999 from 24.4% for the 1998 period.

     Research and Development Expense. Research and development expenses for the nine months ended August 1, 1999 were $559,000, or 1.1% of sales, compared to $1,438,000, or 2.4% of sales, for the prior year period. The reduction in research and development expenses resulted from the Company's decision to focus its research and development efforts on solving customers current thermal management problems rather than the development of next generation solutions. Because of this change in focus, the Company expects its product research and development expense to decrease in fiscal 1999 compared with fiscal 1998.

  Selling, General and Administrative Expense. Selling, general and administrative expenses for the nine months ended August 1, 1999 were $8,525,000, or 17.6% of sales, including $180,000 accrued in the first quarter of fiscal 1999 for the cancellation of a contractual obligation. This compares to $9,808,000, or 16.2% of sales for the prior year period. The $1,103,000 (excluding the $180,000 accrual) decrease in SG&A expenses for the first nine months of fiscal 1999, compared to the same period of 1998, is attributable to a reduction in operating expenses, primarily workforce reductions which occurred during the fourth quarter of fiscal 1998. SG&A expenses, as a percentage of sales, increased due to lower sales volume in the 1999 period as compared to the prior year.

  Restructuring and Other Expenses.   During the first nine months of fiscal
1998, the Company recorded a restructuring charge of $207,000 which related to downsizing severance payments at the Company's connector subsidiary operation in South Pasadena, California and severance payments and expenses related to closing the Company's connector operation in France. During July of 1998, the Company began the consolidation of the connector segment's operation in France into its operations in the United Kingdom, which was completed in October of 1998.

  Interest and Other Income (Net).   Interest expense was $726,000 and $713,000
for the first nine months of fiscal 1999 and 1998, respectively. Although the average borrowing base has decreased, interest expense increased due to an increase, in the first six months of the year, in the average interest rate paid on outstanding debt. See "Liquidity" for discussion of refinancing. The Company recorded other income for the first nine months of 1998 of $192,000 which was primarily a result of a gain on the sale of equipment by the connector segment's operation in South Pasadena, CA.

     Year 2000   The Company continues to use its existing staff to
comprehensively review existing systems and equipment that need to be updated or changed as a result of the Year 2000. To date, the Company's staff has determined that some computer software requires upgrading and has begun the process of making its systems year 2000 compliant. Based on current estimates, the cost related to these upgrades is immaterial. The Company's computerized production equipment is also being systematically evaluated for compliance. The Company is in contact with its vendors and customers and no major problem has been discovered to date. The Company is in the process of preparing a contingency plan and believes all of its systems will be year 2000 compliant before January 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

  On August 1, 1999, the Company had cash of approximately $367,000 compared to $1,387,000 on October 25, 1998. For the nine months ended August 1, 1999, $3,842,000 was provided by operating activities primarily from net income and by a $2,352,000 decrease in inventory. Cash was used reduce debt and to decrease accounts payable by $1,997,000. Capital equipment purchases of $681,000 were made to improve manufacturing capabilities and to refurbish and upgrade existing machinery. For fiscal 1999, management expects capital equipment expenditures to be approximately $1,000,000, of which $681,000 has been spent through the first nine months of the fiscal year.

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

     On August 1, 1999, $2,187,000 was outstanding on the revolving credit facility with interest accruing at the prime rate announced by First Union National Bank plus .5% (8.5% per annum on August 1, 1999). There is an unused line fee equal to .5% per annum on the difference between $10,500,000 and the average daily outstanding principal balance of Revolving Loans during each month payable monthly in arrears on the first day of each month. The $5,400,000 term note accrues interest at the prime rate announced by First Union National Bank plus .5% (8.5% per annum on August 1, 1999) and is payable in fifty-nine (59) equal monthly installments of $90,000 beginning April 30, 1999 and a final installment equal to all unpaid principal on March 31, 2004, together, in each instance, with interest thereon to the date of payment. On August 1, 1999, $5,130,000 was outstanding on the term loan and no borrowings on the equipment acquisition facility. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Borrowers which in aggregate total $34,189,000 on August 1, 1999.

     Working capital (which excludes amounts due under the revolving credit facility) on August 1, 1999 was $9,068,000 compared to $9,099,000 on October 25, 1998. The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities is sufficient to fund its operations in the near-term.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     During 1997, Aerospace Aluminum Heat Treating, Inc. ("AAHT") instituted an action in the United States District Court for the Central District of California against Soco-Lynch Corporation and the Company's Lockhart subsidiary. AAHT operates a facility neighboring Lockhart's facility in Paramount, California. The complaint alleges that Lockhart released certain hazardous chemicals into the ground, and that some of these chemicals have contaminated the ground and/or groundwater below the AAHT facility and an adjoining property. The complaint also alleges that Soco-Lynch is a supplier of industrial chemicals, and that Soco-Lynch spilled certain chemicals at the AAHT facility. The plaintiff has claimed that its damages are between $200,000 and $750,000. To date, the Company has incurred $282,000 in the defense of this litigation. Preliminary investigation indicates that the underground water flows in a direction that would not support AAHT's claims. In addition, because of the depth of the groundwater, even if AAHT's claim were supportable, the Company believes that any release by Lockhart would predate the Company's ownership of Lockhart. The former owner of Lockhart agreed to indemnify the Company against such claims, and has been put on notice of AAHT's complaint. Such indemnification obligations are payable in shares of the Company's common stock, which are currently held in escrow, and are to be valued at $9 per share.

     Some discovery has been concluded and additional discovery may be taken. A non-binding mediation was held on January 21, 1999. No resolution was reached, but the parties agreed to further testing and to attempt to negotiate a settlement thereafter. The testing was conducted and led to results that, in the opinion of Lockhart's expert consultants, suggest that contamination flowed from the AAHT property to the Lockhart property, rather than the other way around. Lockhart had already asserted a counterclaim against AAHT in the referenced litigation, and is now preparing to press that counterclaim unless the matter can be resolved amicably. A telephone conference of the parties' respective experts and counsel, on June 2, 1999, failed to reach agreement, and the parties are now discussing the possibility of arbitrating the dispute. If the parties are unable to resolve the litigation through negotiation or arbitration, additional discovery and a trial may be necessary. The Company cannot evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any. Lockhart intends to vigorously defend this action and prosecute its counterclaim.

     On August 5, 1998, an attorney for a group called California Community Health Advocates wrote a letter to Lockhart Industries alleging that the Lockhart was in violation of the California Safe Drinking Water Act, California Health and Safety Code secs. 25249 et seq. (commonly known as Proposition 65) because of its alleged failure to post certain notices and to provide certain warnings to neighboring businesses and residents. If all of these allegations were true, Lockhart could be subjected to penalties of up to $2,500 per day. In response, Lockhart has offered to undertake efforts to reduce or eliminate its use of certain chemicals, and to provide appropriate warnings for past and current usage of such chemicals, as a way of shielding itself from such claims in the future. The parties are now discussing a possible settlement of this matter. The prospective plaintiff has demanded a payment of $95,000, Lockhart has offered significantly less.

Other than as set forth above, there are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)   Exhibits
      --------

          11.1 Statement re Computation of Per Share Earnings for the quarters and nine months ended July 26, 1998 and August 1, 1999.

          27.1  Financial Data Schedule


(b)   Reports on Form 8-K
      -------------------

      There were no reports for Form 8-K filed by the Company during the quarter ended August 1, 1999.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Alpha Technologies Group, Inc.
                                              ------------------------------
                                              (Registrant)



Date: September 15, 1999                   By:  /s/ Lawrence Butler
      -------------------                      -----------------------------
                                               Lawrence Butler
                                               Chief Executive Officer
                                               (Principal Executive Officer)



Date: September 15, 1999                   By:  /s/ Johnny J. Blanchard
      __________________                       -----------------------------
                                                Johnny J. Blanchard
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

EXHIBIT INDEX


 Exhibit                                                              Page No.
 -------                                                              --------


          11.1 Statement re Computation of Per Share Earnings for the quarters and nine months ended July 26, 1998 and August 1, 1999.

          27.1  Financial Data Schedule