Form 10-K405
period 1999-10-31
ALPHA TECHNOLOGIES GROUP INC
filed 2000-01-31
CIK 710807

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

For the fiscal year ended October 31, 1999

Commission File Number 0-14365

                               ----------------

                        Alpha Technologies Group, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                 76-0079338
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

         306 Pasadena Avenue                              91030
         South Pasadena, CA                            (Zip Code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code: 626.799.9171

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

                        $25,958,596 at January 21, 2000

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Common Stock, 6,591,255 shares outstanding at January 21, 2000

                               ----------------


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

  In conjunction with the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K may contain forward-looking statements pertaining to future anticipated projected plans, performance and developments, as well as other statements relating to future operations. All such forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Further information on potential factors which could affect the Company, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results, ability to retain and attract personnel including management and other risks are detailed herein and in the Company's other filings with the Securities and Exchange Commission.

                                    PART I

Item 1. Description of Business.

General

  Alpha Technologies Group, Inc. ("Alpha" or the "Company") manufactures thermal management products, electronic connectors, and custom designed subsystems.

  Thermal management products, principally heat sinks, are primarily fabricated aluminum extrusions that have high surface area to volume ratios and are engineered to dissipate unwanted heat generated by electronic components. As systems become increasingly more powerful and packaging becomes smaller, the need to dissipate heat becomes more important to the reliability and functionality of electronic systems. The Company's thermal management products serve the microprocessor, computer, automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace and defense industries.

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

  The thermal management business is conducted through the Company's wholly-owned subsidiary, Wakefield Engineering, Inc. ("Wakefield") which includes the Wakefield-Fall River and Wakefield-Temecula divisions, Specialty Extrusion Corp. ("Specialty", formerly known as Wakefield Extrusion Corp.) and Lockhart Industries, Inc. ("Lockhart"). The connector business is conducted through the Company's wholly-owned subsidiary, Uni-Star Industries, Inc. ("Uni-Star"), which does business as Microdot Connectors, and Microdot Connectors Europe Ltd, its foreign subsidiary. The Company's electronics systems business operates as Malco Technologies, Incorporated, which is a wholly owned subsidiary of Alpha.

  See "Business Segment Information" in Notes to Consolidated Financial Statements.

Thermal Management Segment

 General

  During fiscal 1999, the Company's thermal management segment operated profitably and experienced quarterly increases in revenues and gross margin percentage. In the second half of fiscal 1998, the thermal management segment revenues decreased substantially compared to the first half of fiscal 1998. Management believes the decrease was primarily the result of increased competition from Asian manufacturers which resulted in lower volumes and sales prices for products serving the personal computer industry. In response to the decreased revenues, the Company substantially reduced costs to bring them in line with existing sales levels, primarily by workforce reductions. See "Business Segment Information" in Notes to Consolidated Financial Statements.

 Products

  The Company designs, manufactures and sells thermal management products for use in a variety of industries, including the microprocessor, computer, automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace and defense industries.

  The Company's principal thermal management products include:

Penguin(TM) Coolers            Heat sinks specifically designed to solve
                               thermal problems for the latest high-speed microprocessors offered by major manufacturers.
                               These products are used in personal computers and servers. Older versions of Penguin Coolers are used in embedded microprocessor applications. In addition, these products solve thermal problems for ASICs, ball grid arrays
                               ("BGA") and multichip modules.

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

 Customers

  The principal customers for the Company's thermal management products are leading original equipment manufacturers ("OEM's") of electronic equipment, including: Harman, Hewlett-Packard, Rockwell, Martin Marietta, General Electric, Delco, SCI, Gateway, Chrysler Corporation, and Motorola. The thermal management business has over 3,000 customers. No single customer accounted for greater than 10% of the Company's revenues during its 1998 or 1999 fiscal years.

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

  The Company sells thermal management products through its in-house sales personnel and a network of independent manufacturers' representatives and distributors. In North America, thermal management products sales are supported by an internal sales support staff of 17 individuals, 21 manufacturers' representatives and 16 distributors. In international markets, the Company's thermal management products are sold by: 9 companies functioning both as manufacturers' representatives and distributors, 2 manufacturers' representatives and 5 distributors.

  In general, the Company's thermal management manufacturers' representatives and distributors enter into agreements that allow for termination by either party upon 30 to 90 days notice. Generally, distributors are permitted to return a small portion of products purchased by them during the term of the agreements and to return all products (other than obsolete or custom products) purchased by them upon termination of the agreement by the Company. Historically, the amount of returns has been insignificant to the Company's business. The Company's distributors are generally not precluded from marketing competitive products.

 Research and Product Development

  The Company's product development strategy continues to focus on engineering modifications of existing products to provide customers with higher performance and lower cost products. The Company maintains technical relationships with certain key customers in order to understand future thermal management requirements and focuses on developing new or modifying existing products to meet such requirements. The Company strives to be included on the recommended vendor list of its customers, however, such recommendation is typically not exclusive.

  During fiscal 1997, 1998 and 1999, the Company spent $1,506,000, $1,903,000 and $738,000, respectively, on product research and development with respect to its thermal management products. The Company believes that its technical capabilities, in conjunction with its relationships with customers, will allow it to continue to introduce solutions to new thermal management problems responsively. The reduction in research and development expenses resulted from the Company's decision to primarily focus its efforts on solving customer's current thermal management problems rather than the development of next generation solutions.

 Competition

  The thermal management market is highly competitive. There are many companies which compete directly with the Company in the thermal management business and offer products and services similar to those offered by the Company. In this market, the Company's three principal competitors are Aavid Thermal Technologies, Inc. (including its recent purchase of Thermalloy), Foxconn/Foxflow Thermal Technology, Inc. and National Northeast Corp., a subsidiary of Mestek, Inc. Additional competition comes from numerous small machine shops and aluminum extruders which typically focus on a single product and do not offer complete lines of thermal management products.

 Backlog

  The thermal management business backlog was approximately $9.1 and $10.0 million on October 25, 1998 and October 31, 1999, respectively. Backlog typically consists of purchase orders scheduled for shipment within 60 days following the order date. The Company's backlog at any time is not indicative of future revenue.

 Proprietary Rights

  The Company applies for patents with respect to its most significant patentable developments. It owns 18 patents related to its thermal management products which expire from 2002 to 2016. Management believes that its competitive position is not dependent on patents and that patent expirations will not materially adversely affect the Company's competitive position.

 Raw Materials

  The principal raw material used in the Company's thermal management products is extruded aluminum. Raw materials represent a significant portion of the cost of the Company's thermal management products. Prices for raw materials are based upon market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Although thermal management products are generally shipped within 60 days following the order date, increases in raw materials prices cannot always be reflected in product sales prices. All raw materials are readily available from multiple suppliers at competitive prices. In addition, Specialty, a wholly-owned subsidiary of Wakefield Engineering, supplies a portion of the Company's needs for extruded aluminum. The Company does not believe the price volatility for aluminum represents a significant risk because the raw materials for an order are usually purchased within a short time after the order is accepted.

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

Cable and Wire                 The Company manufactures and sells cable
                               products which are generally sold as a value added part of connector assemblies, including custom application specific cable and miniature low noise coaxial cable.

 Customers

  The principal customers for the Company's connector products are OEM's in a diverse group of industries including: aerospace, communications, defense, factory automation, industrial controls, medical electronics, scientific/process instrumentation and test/measurement. The Company's connector business has over 400 customers including: Rockwell Collins, March Electronics, Boeing North America, PCB Piezotronics, Lockheed Martin, Space Systems/Loral, and Raytheon Company. No single customer accounted for greater than 10% of the Company's revenue during its 1998 and 1999 fiscal year.

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

  The Company sells connector products through its in-house sales personnel and through its network of independent manufacturers' representatives and distributors. In North America, the connector products segment's four-person sales force supports 16 manufacturer's representatives and two distributors. In international markets, the connector products segment uses one distributor in addition to in-house sales personnel in England which market the Company's products to the European market.

  In general, the Company's agreements with its connector products manufacturers' representatives and distributors allow either party to cancel the agreement upon 30 to 90 days notice. In certain cases, the Company allows its distributors to exchange a small portion of products they have purchased for new products as part of a stock rotation program. Additionally, a distributor can return all products it has purchased and not resold, excluding custom and obsolete products (if any), if the Company terminates its distribution agreement, or for a substantial restocking fee if the distributor cancels the agreement. Historically, the amount of returns has been insignificant to the Company's business. The agreements with the Company's connector product distributors generally do not preclude them from marketing competitive products.

 Research and Product Development

  The Company's connector product development strategy primarily focuses on modifying existing products in response to customer needs. Many of the connector products are modified in close consultation with its customers and sales representatives. The Company believes that its technical capabilities, in conjunction with collaborative efforts with customers, will allow it to continue to design products responsively to meet its customer's needs. The Company intends to continue developing new connector products by modifying and extending its current products.

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

 Backlog

  The Company's connector products backlog was approximately $4.0 and $3.1 million on October 25, 1998 and October 31, 1999, respectively. Backlog typically consists of purchase orders scheduled for shipment within 90 days. The Company's backlog at any time is not indicative of future revenue. The Company has entered into supply agreements with, or provided quotes with extended validity dates for several customers for its connector products, including Endevco, Lockheed Martin, Raytheon and Rockwell Collins. The agreements generally provide that, for a term of eighteen months to two years such customer will purchase all its requirements, if any, for a particular product from the Company for a fixed price.

 Proprietary Rights

  The Company applies for patents with respect to its most significant patentable developments. The Company owns 3 patents related to its connector products. Management believes that its competitive position is not dependent on patents and that patent expirations will not materially adversely affect the Company's competitive position.

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

Environmental Regulations

  Several aspects of the Company's operations utilize hazardous materials, the removal of which is subject to government regulation. The Company contracts with licensed third party waste haulers to remove such hazardous materials. While the Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations and has all environmental permits necessary to conduct its business, more stringent environmental regulations may be enacted in the future, and there can be no assurance that the

Company will not incur significant costs in the future in complying with such regulations. Local environmental agencies monitor the Company's operations for ongoing compliance with environmental requirements, and the Company is required to correct any violations revealed by such monitoring. Although the Company is periodically subject to notices of violations with respect to environmental requirements, it is not aware of any violations or events that would require the Company to incur material cost, nor has the cost of complying with environmental laws represented a material cost to the Company. See "Legal Proceedings".

Employees

  On October 31, 1999, the Company had 611 employees (604 of whom were full time). Its thermal management segment had 431 employees (427 of whom were full time), all in domestic operations, and its connector products segment had 109 employees in domestic operations (all full time) and 15 employees resident outside the United States (12 full time). In addition, the Company had 48 employees (all full time) in its subsystem business and 8 corporate employees (all full time). Employees are not represented by a labor union. Management believes that employee relations are excellent.

Product names mentioned herein are for identification purposes only and may be trademarks or registered trademarks of their respective companies.

Item 2. Description of Property.

  The Company has leases for manufacturing facilities at the following locations:

                               Approximate                         Expiration
Location                       Square Feet Principal Facility Use     Date
--------                       ----------- ---------------------- -------------
South Pasadena, California....   74,470          connector             May 2004
                                                  products
Temecula, California..........   44,200      thermal management   November 2004
                                                  products
Fullerton, California.........   15,000     aluminum extrusions     August 2002
                                                for thermal
                                            management products
Fall River, Massachusetts.....   81,000      thermal management       July 2008
                                                  products
Colmar, Pennsylvania..........   52,000          electronic          March 2005
                                                 subsystems
Paramount, California.........   36,700      thermal management    October 2004
                                                  products
Paramount, California.........   25,000      thermal management    October 2004
                                                  products

  Management believes that these facilities are in good condition suitable for the purposes for which they are used. The Company has office space for its thermal management sales, engineering and administrative functions in Beverly, Massachusetts and for its corporate staff in Houston, Texas, Beverly Hills, California and New York, New York.

Item 3. Legal Proceedings.

  During 1997, Aerospace Aluminum Heat Treating, Inc. ("AAHT") instituted an action in the United States District Court for the Central District of California against Soco-Lynch Corporation and the Company's Lockhart subsidiary. AAHT operates a facility neighboring Lockhart's facility in Paramount, California. The complaint alleges that Lockhart released certain hazardous chemicals into the ground, and that some of these chemicals have contaminated the ground and/or groundwater below the AAHT facility and an adjoining property. The complaint also alleges that Soco-Lynch is a supplier of industrial chemicals, and that Soco-Lynch spilled certain chemicals at the AAHT facility. Preliminary investigation indicated that the underground water flows in a direction that would not support AAHT's claims.

  Some discovery has been concluded and a non-binding mediation was held on January 21, 1999. No resolution was reached, but the parties agreed to further testing and to attempt to negotiate a settlement thereafter. The testing was conducted and led to results that, in the opinion of Lockhart's expert consultants, suggest that contamination flowed from the AAHT property to the Lockhart property, rather than the other way around. The parties are now in final stages of negotiating a settlement under which the suit would be dismissed without prejudice, with no payments from Lockhart to AAHT and no payments from AAHT to Lockhart.

  On August 5, 1998, an attorney for a group called California Community Health Advocates wrote a letter to Lockhart Industries alleging that Lockhart was in violation of the California Safe Drinking Water Act, California Health and Safety Code secs. 25249 et seq. (commonly known as Proposition 65) because of its alleged failure to post certain notices and to provide certain warnings to neighboring businesses and residents. If all of these allegations were true, Lockhart could be subjected to penalties of up to $2,500 per day. The parties have just concluded a settlement under which Lockhart will pay $45,000, install certain new equipment, and publish warnings.

  Other than as set forth above, there are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted during the fourth quarter of fiscal 1999 to a vote of the holders of the Company's common stock, through the solicitation of proxies or otherwise.

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

  The following table sets forth the high and low sales prices of the Company's common stock as reported on the NASDAQ National Market System for each full quarterly period within the Company's two most recent fiscal years:

      1998                                                       High    Low
      ----                                                       ----    ---
      First Quarter.............................................  4 3/4   3 1/2
      Second Quarter............................................  5 1/2   3 3/4
      Third Quarter.............................................  5 1/4   3 5/16
      Fourth Quarter............................................  3 1/4   1 1/2

      1999                                                       High    Low
      ----                                                       ----    ---
      First Quarter.............................................   2      1 1/4
      Second Quarter............................................   3 1/2  1 11/16
      Third Quarter.............................................   5      3 5/16
      Fourth Quarter............................................   5 3/4  3 7/8

Holders of Record

  On December 31, 1999, there were approximately 174 holders of record and approximately 2,000 beneficial owners of the Company's common stock.

Dividends

  The Company has paid no cash dividends on its common stock during fiscal years 1998 and 1999. The Board of Directors of the Company does not intend to pay cash dividends on its common stock in the foreseeable future.

Item 6. Selected Financial Data.

  In June 1997, the Company sold its hermetic connector business. The Results of Operations in the following table do not include any information with respect to such business sold.

                                              For the Years Ended
                          -----------------------------------------------------------
                          October 29, October 27, October 26, October 25, October 31,
                             1995        1996        1997        1998        1999
                          ----------- ----------- ----------- ----------- -----------
                                     (In Thousands Except per Share Data)
RESULTS OF OPERATIONS(1)
Sales...................   $  61,451   $  67,070   $  75,665   $  77,045   $  65,220
Cost of sales...........      44,461      52,651      61,726      63,773      47,955
Gross profit............      16,790      14,419      13,939      13,272      17,265
Income (loss) before
 discontinued
 operations(2)..........       3,692        (617)     (4,016)     (2,783)      4,154
Income (loss) per share
 from continuing
 operations:
  Basic.................   $    0.62   $   (0.10)  $   (0.60)  $   (0.41)  $    0.60
  Diluted...............   $    0.56   $   (0.10)  $   (0.60)  $   (0.41)  $    0.58
Shares used:
  Basic.................   5,984,584   6,277,585   6,682,106   6,753,752   6,935,778
  Diluted...............   6,605,147   6,277,585   6,682,106   6,753,752   7,134,382

BALANCE SHEET DATA(1)
Working capital.........   $  15,938   $   6,744   $  10,331   $   9,099   $   9,098
Total assets............      42,101      46,847      41,378      38,675      34,849
Total debt..............       9,943      13,909       9,557      11,974       7,979
Stockholders' equity....      18,763      22,117      18,801      16,317      18,502

--------
(1) See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-1 through F-20.
(2) See "Discontinued Operation" in Notes to Consolidated Financial
    Statements.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition.

Forward Looking Statements

  In conjunction with the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K may contain forward-looking statements pertaining to future anticipated projected plans, performance and developments, as well as other statements relating to future operations. All such forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Further information on potential factors which could affect the Company, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results, ability to retain and attract personnel including management and other risks are detailed herein and in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

 Fiscal Year 1999 versus Fiscal Year 1998 Comparison

  Net Income/Loss. The Company reported net income for fiscal 1999 of $4,154,000 compared to a net loss of $2,783,000 for fiscal 1998. The net loss reported for 1998 included $127,000 of net charges for restructuring and other non-recurring costs, a charge for additional inventory reserves of $926,000, and a $269,000 charge to

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

write off toolings used in the manufacturing of certain products within the thermal management segment's stamping product line. The additional charges recorded in fiscal 1998 are detailed further below. The improvement in net income is primarily the result of improved gross profit and control of operating expenses. See "Gross Profit, Research and Development and Selling, General and Administrative Expense" below.

  Net income from thermal management operations for fiscal 1999, before the allocation of Alpha corporate expenses ("corporate allocation"), was $4,455,000 compared to a net loss of $3,160,000 for the 1998 period. The loss in fiscal 1998 included a charge for additional inventory reserves of $926,000, a $269,000 charge to write off toolings used in the manufacturing of certain products within the stamping product line, severance payments of $263,000 and the net reversal of $362,000 accrued in connection with the consolidation of the thermal management operations begun in the fourth quarter of 1997. Results from operations improved primarily due to an increase in gross profit margin and a decrease in operating expenses resulting from the changes implemented at the end of fiscal 1998.

  Net income from connector operations for fiscal 1999, before corporate allocation, was $887,000 compared to $889,000, for fiscal 1998. The 1998 period included $150,000 in estimated expenses accrued for the closure of the French manufacturing facility and $76,000 in severance payments at the connector operation in South Pasadena, CA. The decrease in net income, without the restructuring charges, was primarily due to lower sales volume.

  Net income from the Company's subsystems operation for fiscal 1999, before corporate allocation, was $510,000 compared to $573,000 for fiscal 1998. The decrease in net income is primarily attributable to an increase in sales and marketing expenses.

  Sales. The Company's sales for fiscal 1999 decreased to $65,220,000 from $77,045,000 for fiscal 1998. Thermal management sales decreased to $48,429,000 for fiscal 1999 from $58,495,000 for fiscal 1998. The decrease in thermal management sales primarily resulted from the Company's decision to no longer pursue certain low margin sales opportunities. Consequently, the Company is focusing its efforts on serving thermal management customers who typically purchase highly customized products, including products serving the personal computer industry. These customers typically utilize the Company's expertise in developing solutions to their thermal management problems.

  For fiscal 1999, connector sales were $10,623,000 compared to $12,579,000 during the prior fiscal year. Management believes that the decrease during fiscal 1999 was due to the weakness in the military/aerospace and commercial aircraft markets. Subsystems sales increased to $6,168,000 during fiscal 1999 from $5,971,000 during the prior fiscal year.

  Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for fiscal 1999 was 26.5% compared to 17.1% for the 1998 period. The thermal management segment's gross profit percentage was 25.4% and 13.9% for fiscal 1999 and 1998, respectively. Excluding the aforementioned additional inventory reserves recorded in fiscal 1998 and the write off of toolings, the Company's thermal management gross profit percentage was 16.0% for fiscal 1998. The increase in the gross profit percentage was due to the effects of programs to forego lower margin sales, enhance productivity and lower costs. During the fourth quarter of fiscal 1998, the Company implemented cost reduction measures, primarily a reduction in workforce, to bring expenses in line with current sales levels. In addition, the Company has increased its focus on manufacturing efficiencies.

  The connector products segment's gross profit percentage increased to 31.1% for fiscal 1999 from 28.7% for the 1998 period. This increase is attributable to the reductions in operating expenses, primarily workforce reductions, which primarily occurred during the second quarter of fiscal 1998. The gross profit percentage at the Company's subsystems operation increased to 26.8% for fiscal 1999 from 25.3% for the 1998 period.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued


  Research and Development Expense. Research and development expenses for fiscal 1999 were $738,000, or 1.1% of sales, compared to $1,903,000, or 2.5%
of sales, for fiscal 1998. The reduction in research and development expenses resulted from the Company's decision to primarily focus its research and development efforts on solving customer's current thermal management problems rather than the development of next generation solutions.

  Selling, General and Administrative Expense. Selling, general and administrative expenses were $11,421,000, or 17.5% of sales. This compares to $13,219,000, or 17.2% of sales for the prior year period. The $1,798,000 decrease in SG&A expenses for fiscal 1999, compared to the same period of 1998, is attributable to a reduction in operating expenses, primarily workforce reductions which occurred during the fourth quarter of fiscal 1998. SG&A expenses, as a percentage of sales, increased due to lower sales volume in fiscal 1999 as compared to the prior year.

  Restructuring and Other Expenses. For fiscal 1998, the Company recorded $127,000, in net restructuring and other expenses which include $339,000 in downsizing severance payments, $150,000 in estimated costs to close the Company's connector operation in France, and the net reversal of $362,000 accrued in connection with the consolidation of the thermal management operations. During the third quarter of fiscal 1998, management began the consolidation of the connector segment's European operations. The Company's connector operation in England now manufactures connectors for its European customers.

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

  Interest and Other Income (Net). Interest expense was $924,000 and $1,011,000 for fiscal 1999 and 1998, respectively. The decrease in interest expense is due to the decrease in the average borrowing base partially offset by an increase in the average interest rate paid on outstanding debt. See "Liquidity" for discussion of refinancing.

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

  The net restructuring and other costs incurred in fiscal 1998 include $339,000 in reduction in workforce severance payments, $150,000 in estimated costs to close the Company's connector operation in France, and the net reversal of $362,000 accrued in connection with the consolidation of the thermal management operations begun in the fourth quarter of 1997. The $2,494,000 in restructuring and other charges reported in fiscal 1997 included
(i) $2,028,000 related to the closing of the Company's manufacturing facility in Wakefield, Massachusetts and the consolidation of the thermal management operations into the Fall River, Massachusetts

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

and Temecula, California facilities, and (ii) $466,000 related to downsizing and management changes throughout the Company.

  The additional inventory reserves recorded in fiscal 1998 were recognized primarily to reserve the costs of certain slow moving products within the thermal management business's stamping product line and to reserve for products purchased for an order which was canceled. The Company continues to market other products in the stamping product line. The Company has implemented policies and procedures to reduce its risk of loss on cancellation of orders and, since implemented, has not experienced any material loss. The additional inventory reserves recorded in fiscal 1997 were recognized to fully reserve the costs of certain custom thermal management products that were built in anticipation of orders that have not been received.

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

  Sales. The Company's sales for fiscal 1998 increased $1,380,000, or 1.8%, to $77,045,000 from $75,665,000 for fiscal 1997. Thermal management sales were $58,495,000 and $58,294,000 for fiscal 1998 and 1997, respectively. During the third and fourth quarter of fiscal 1998, the Company experienced a substantial decrease in bookings and sales for Penguin(TM) cooler ("PGC") heat sinks and extruded heat sinks. For fiscal 1998, PGC product sales decreased by 16.6%. Management believes that the decrease in thermal management sales was due to increased competition from Asian manufacturers resulting in lower quantities and prices. During the last quarter of fiscal 1998, the Company implemented cost reduction measures, primarily a reduction in workforce, to bring expenses in line with current thermal management sales levels.

  Connector sales were $12,579,000 during the 1998 fiscal year compared to $11,880,000 during the prior fiscal year, a 5.9% increase. Management believes that this increase was primarily caused by increased demand and improved selling efforts by its independent representatives and distributors.

  Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for fiscal 1998 was 17.1% compared to 18.4% for 1997 fiscal year. The thermal management segment's gross profit percentage was 13.9% and 18.8% for fiscal 1998 and 1997, respectively. Excluding the aforementioned additional inventory reserves recorded in fiscal 1997 and 1998 and the write off of toolings, the

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

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

  The sales price was $2,100,000 plus the assumption by the purchaser of certain payables and liabilities of the CIA business aggregating approximately $120,000. The agreement provides for a potential additional payment to the Company of up to $400,000, due in February, 1999, based on orders booked by the buyer during the 1998 calendar year by customers of the CIA business. No contingent payment was due to the Company. The Company recognized a gain, excluding the potential additional payment, on the sale of $610,000 during fiscal 1997.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued


Income Taxes

  On October 31, 1999, the Company had, for tax purposes, remaining NOL Carryforwards of approximately $16,776,000 available to offset future taxable income, approximately $288,000 of unused investment and research and development tax credits available to offset future Federal income taxes, and approximately $230,000 of alternative minimum tax credits. The NOL Carryforwards will expire from 2002 to 2018, the investment tax credit and research and development tax credit carryforwards will expire from 2002 to 2005, and the alternative minimum tax credit has no expiration. All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In addition, Section 382 of the Internal Revenue Code significantly limits the amount of NOL Carryforwards usable by a corporation following a more than 50% change in ownership of the corporation during a three-year period. It is possible that subsequent transactions involving the Company's capital stock could result in such a limitation. See "Income Taxes" in Notes to Consolidated Financial Statements.

Year 2000

  The Company used its existing staff to comprehensively review existing systems and equipment that needed to be updated or changed as a result of the Year 2000. The cost related to these upgrades was immaterial. As of the date of this filing, the Company has not incurred any material "Y2K" problem. In addition, the Company is in contact with its vendors and customers and no major problem has been discovered to date.

Liquidity and Capital Resources

  On October 31, 1999, the Company had cash of approximately $354,000 compared to $1,387,000 on October 25, 1998. For the fiscal year ended October 31, 1999, $6,058,000 was provided by operating activities primarily from net income. Cash provided by operations includes a $1,756,000 decrease in inventory, a $1,290,000 decrease in accounts payable and a $1,039,000 decrease in other liabilities. During fiscal 1999, $1,100,000 was used in investing activities including capital equipment purchases of $1,215,000 which were made to improve manufacturing capabilities and to refurbish and upgrade existing machinery. The Company used $5,991,000 in financing activities in fiscal year 1999 to reduce debt by $3,995,000, to fund debt issue costs of $393,000 and to repurchase 385,800 shares of the Company's common stock for $1,637,000.

  Effective April 16, 1999, the Company and its subsidiaries (hereinafter referred to as "Borrowers") became parties to a loan and security agreement (the "Agreement") with a commercial lender. The Agreement provides for revolving loans of up to $10,500,000, a $5,400,000 term note payable monthly over five years, and an equipment acquisition facility of up to $1,000,000 for fiscal 1999. An additional $2,000,000 of Equipment Loans will be made available to Borrowers if the Borrower's earnings before provision for income taxes, excluding all extraordinary and nonrecurring items, equals or exceeds $1.00 for the fiscal year ending October 31, 1999, or for any fiscal year thereafter. The advances on the revolving loans are based on the eligible accounts receivable and inventories and the advances on the equipment acquisition facility may be used only for the purpose of funding capital equipment purchases by the Borrowers. The maturity date of the Agreement is April 15, 2004.

  On October 31, 1999, $2,799,000 was outstanding on the revolving credit facility with interest accruing at the prime rate announced by First Union National Bank plus .5% (8.75% per annum on October 31, 1999). There is an unused line fee equal to .5% per annum on the difference between $10,500,000 and the average daily outstanding principal balance of Revolving Loans during each month payable monthly in arrears on the first day of each month. The $5,400,000 term note accrues interest at the prime rate announced by First Union National Bank plus .5% (8.75% per annum on October 31, 1999) and is payable in fifty-nine (59) equal monthly installments of $90,000 beginning April 30, 1999 and a final installment equal to all unpaid principal on March 31, 2004, together, in each instance, with interest thereon to the date of payment. On October 31, 1999, $4,860,000 was outstanding on the term loan and no borrowings on the equipment acquisition facility. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Borrowers which in aggregate total $34,849,000 on October 31, 1999.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued


  Working capital (which excludes amounts due under the revolving credit facility) on October 31, 1999 was $9,098,000 compared to $9,099,000 on October 25, 1998. The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities is sufficient to fund its operations in the near-term.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

  In April 1999, the Company and its subsidiaries entered into a loan and security agreement with a commercial lender. Currently, interest accrues at the prime rate announced by First Union National Bank plus .5% (8.75% per annum on October 31, 1999). Based on the results of operations experienced in fiscal 1999, effective February 1, 2000, interest will accrue at the prime rate announced by First Union National Bank plus .25%. The average interest rate experienced on outstanding debt subsequent to this agreement was 8.75%. The Company is not currently engaged in any derivative financial instrument to manage its interest rate risk.

Item 8. Financial Statements and Supplementary Data.

  Financial statements and supplementary data required pursuant to this Item are presented on pages F-3 through F-20 and page S-1 of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

  Effective October 8, 1999, the Company engaged Grant Thornton LLP as the principal accountant to audit the Company's financial statements for the fiscal year ending October 31, 1999. The decision to change accountants was approved by the Board of Directors of the Company. The Company's previous certifying accountant was Arthur Andersen, LLP.

  The Report of Arthur Andersen LLP on the financial statements of the Company for either of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the past two fiscal years ending October 26, 1997 and October 25, 1998, and the subsequent interim period through October 8, 1999 which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreements(s) in connection with its Reports. Arthur Andersen has confirmed the foregoing.

  Prior to its engagement as the Company's independent accountant, Grant Thornton LLP had not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements. Grant Thornton has confirmed the foregoing.

  During the twenty-four month period preceding October 31, 1999, the Company did not have any disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant.

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 28, 2000, and is incorporated herein by reference.

Item 11. Executive Compensation

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 28, 2000, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 28, 2000, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 28, 2000, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K

 Exhibit
   No.
 --------
  3.1     --Certificate of Incorporation of the Company, as amended.(1)(2)(3)

  3.2     --By-laws of the Company.(4)

 10.1 --Registrant's 1984 Incentive Stock Option Plan, together with amendments thereto.(2)

 10.2 --Registrant's 1985 Stock Option Plan, together with amendments thereto.(2)(5)(6)(7)(8)

 10.3     --Registrant's 401-K Plan as amended.(9)(14)

 10.4     --Standard Industrial/Commercial Single-Tenant Lease dated as of June
           1, 1994 by and between Pasadena Industrial Associates and Uni-Star
           Industries, Inc.(11)

 10.5     --Lease Agreement dated as of January 1995 by and between Robert L.
           Byers and Joyce F. Byers and Uni-Star Industries, Inc.(11)

 10.6(a) --Assignment and Assumption Agreement dated November 4, 1998 by and among Malco division of Uni-Star Industries, Inc., Malco, Inc., and
           Robert L. Byers and Joyce F. Byers.(17)

 10.6(b) --Second Lease Amendment Agreement dated November 5, 1998 by and between Malco, Inc., and Robert L. Byers and Joyce F. Byers.(17)

 10.7 --Registrant's 1994 Stock Option Plan as amended and restated.(3)(15)(18)

 10.8     --Loan and Security Agreement by and between Congress Financial
           Corporation as Lender and Alpha Technologies Group, Inc., Wakefield
           Engineering, Inc., Lockhart Industries, Inc., Malco Technologies,
           Inc., Wakefield Extrusion Corp., and Uni-Star Industries, Inc. as
           Borrowers dated April 16, 1999.(16)

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

 10.10(a) --Lease modification and extension agreement date February 4, 1998 by and between Richard J. Tobin as Trustee u/d/t dated June 15, 1981 and entitled "J L N Realty Trust" and Wakefield Engineering,
           Inc.(14)

 10.11 --Industrial Space Lease dated as of September 29, 1995 by and between Rancon Income Fund I and Wakefield Engineering, Inc.(3)

 10.12 --Agreement and Plan of Merger dated as of August 14, 1996 by and among Alpha Technologies Group, Inc., Lockie Acquisition Corp.,
           Lockhart Industries, Inc., Eldon H. Lockhart and Marjorie D.
           Lockhart. (The exhibits and schedules to the Agreement and Plan of Merger and listed on page v of the Table of Contents of such Agreement. Such exhibits and schedules have not been filed by the Issuer, who hereby undertakes to file such exhibits upon request of the Commission.)(12)

 10.13 --Employment agreement dated March 23, 1999 between Robert Streiter and Alpha Techmologies Group, Inc.(16)

 10.14    --Lease dated October 31, 1979 by and between Landcee Investment Co.
           and Lockhart Industries, Inc. together with addendum and amendments thereto.(12)

 10.14(a) --Letter Agreement--Lease Extension dated August 8, 1999 between
           Landcee Investment Company and Lockhart Industries, Inc. (Filed
           Herewith)

 Exhibit
   No.
 --------
 10.15    --Lease dated August 29, 1984 by and between Garfield-Pacific
           Development Co. and Lockhart Industries, Inc., together with addendums and amendments thereto.(12)

 10.15(a) --Letter Agreement--Lease Extension dated August 8, 1999 between
           Garfield Pacific Development Co. and Lockhart Industries, Inc.
           (Filed Herewith)

 10.16    --Lease dated April 30, 1998 between Cummings Properties Management,
           Inc. and Wakefield Engineering, Inc.(14)

 10.17    --Lease dated September 1, 1993 between B&K Investment Corp. and
           Specialty Extrusions, Ltd., together with assignment thereof dated
           June 30, 1995 from Specialty Extrusions, Ltd. to Specialty
           Acquisition Corp. (now known as Specialty Extrusion Corp.) (10)

 10.17(a) --First Amendment of Lease dated September 28, 1999 between B&K
           Investment Company and Wakefield Extrusion Company (now known as
           Specialty Extrusion Corp.) (Filed Herewith)

 10.18    --Asset Purchase Agreement dated as of June 20, 1997 by and between
           Sealtron, Inc. and Uni-Star Industrial, Inc. (The exhibits and schedules have not been filed by the Registrant, who hereby undertakes to file such exhibits upon request of the Commission.)(13)

 21       --Subsidiaries of Registrant. (Filed Herewith)

 23.1     --Consent of Grant Thornton LLP. (Filed Herewith)

 23.2     --Consent of Arthur Andersen LLP. (Filed Herewith)

 27       --Financial Data Schedule. (Filed Herewith)

--------
 (1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-2979), which became effective March 7, 1986.
 (2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed September 28, 1987 (Reg. No. 33-17359).
 (3) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended October 29, 1995.
 (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1991.
 (5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed March 17, 1988 (Reg. No. 33-20706).
 (6) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 30, 1989 (Reg. No. 33-29636).
 (7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1990.
 (8) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 23, 1992 (Reg. No. 33-48663).
 (9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed January 29, 1987 (Reg. No. 33-11627).
(10) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 29, 1995.
(11) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994.
(12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 27, 1996 filed on January 27, 1997.

(13) Incorporated herein by reference to the Company's Form 8-K dated June 20, 1997, filed on or about July 3, 1997.
(14) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended April 26, 1998 filed on June 10, 1998.
(15) Incorporated herein by reference to the Company's Proxy Statement filed February 23, 1998
(16) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended May 2, 1999 filed on June 15, 1999.
(17) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 25, 1998 filed on February 9, 1999.
(18) Incorporated herein by reference to the Company's Proxy Statement filed April 29, 1999

 Reports on Form 8-K

  The Company filed a Form 8-K, dated October 8, 1999 reporting that the Company engaged Grant Thornton LLP as the principal accountant to audit the Company's financial statements for the fiscal year ending October 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Alpha Technologies Group, Inc.

Date: January 31, 2000                             /s/ Lawrence Butler
                                          By:__________________________________
                                                    (Lawrence Butler)
                                          Chairman and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/   Lawrence Butler           Chairman, Chief Executive
____________________________________  Officer and Director
         (Lawrence Butler)            (Principal Executive
                                      Officer)

     /s/ Robert C. Streiter          Chief Operating Officer,
____________________________________  President and Director
        (Robert C. Streiter)

   /s/  Johnny J. Blanchard          Chief Financial Officer
____________________________________  (Principal Financial and
       (Johnny J. Blanchard)          Accounting Officer)           January 31, 2000

   /s/   Marshall D. Butler          Director
____________________________________
        (Marshall D. Butler)

     /s/ Donald K. Grierson          Director
____________________________________
        (Donald K. Grierson)

       /s/ Frederic A. Heim          Director
____________________________________
          (Frederic A. Heim)

      /s/ Kenneth W. Rind            Director
____________________________________
         (Kenneth W. Rind)

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Financial Statements:
  Report of Independent Certified Public Accountants....................... F-2
  Report of Independent Public Accountants................................. F-3
  Consolidated Balance Sheets--October 25, 1998 and October 31, 1999....... F-4
  Consolidated Statements of Operations--For the Years Ended October 26,
   1997, October 25, 1998 and October 31, 1999............................. F-5
  Consolidated Statements of Stockholders' Equity--For the Years Ended
   October 26, 1997, October 25, 1998 and October 31, 1999................. F-6
  Consolidated Statements of Cash Flows--For the Years Ended October 26,
   1997, October 25, 1998 and October 31, 1999............................. F-7
  Notes to Consolidated Financial Statements............................... F-8

Financial Statement Schedules:
  Valuation and Qualifying Accounts........................................ S-1

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.

  We have audited the accompanying consolidated balance sheet of Alpha Technologies Group, Inc. (a Delaware corporation) and Subsidiaries as of October 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Technologies Group, Inc. and Subsidiaries as of October 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

  We have also audited Schedule II for the year ended October 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Houston, Texas
December 15, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.

  We have audited the accompanying consolidated balance sheet of Alpha Technologies Group, Inc. (a Delaware corporation) and subsidiaries as of October 25, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended October 25, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Technologies Group, Inc. and subsidiaries as of October 25, 1998, and the results of their operations and their cash flows for each of the two years in the period ended October 25, 1998 in conformity with generally accepted accounting principles.

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

/s/ Arthur Andersen LLP

Houston, Texas
December 4, 1998, except
with respect to the matters
discussed in Note 8 as to which
the date is February 8, 1999.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     October 25, 1998 and October 31, 1999

                (In Thousands, Except Share and per Share Data)

                                                        October 25, October 31,
                        ASSETS                             1998        1998
                        ------                          ----------- -----------
CURRENT ASSETS:
  Cash.................................................   $ 1,387     $   354
  Accounts receivable, net of allowance of $524 and
   $424................................................     8,671       9,482
  Inventories, net.....................................     9,546       7,790
  Prepaid expenses.....................................       623         863
                                                          -------     -------
    Total current assets...............................    20,227      18,489
PROPERTY AND EQUIPMENT, net:...........................    13,355      11,462
GOODWILL, net..........................................     2,714       2,559
OTHER ASSETS, net......................................     2,379       2,339
                                                          -------     -------
    TOTAL ASSETS.......................................   $38,675     $34,849
                                                          =======     =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable, trade..............................   $ 5,808     $ 4,518
  Accrued compensation and related benefits............     1,777       1,670
  Current portion of other liabilities.................     2,582       1,983
  Current portion of long-term debt....................       961       1,220
                                                          -------     -------
    Total current liabilities..........................    11,128       9,391
REVOLVING CREDIT FACILITY..............................     8,180       2,799
LONG-TERM DEBT.........................................     2,833       3,960
OTHER LIABILITIES......................................       217         197
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value; shares authorized
   180,000.............................................        --          --
  Common stock, $.03 par value; shares authorized
   17,000,000; issued 7,940,838 at October 25, 1998 and
   7,959,007 at October 31, 1999.......................       238         239
  Additional paid-in capital...........................    43,781      43,828
  Retained deficit.....................................   (23,893)    (19,739)
  Accumulated other comprehensive income (loss)........       (91)        (22)
  Treasury stock, at cost (1,008,553 common shares at
   October 25, 1998 and 1,394,353 at October 31,
   1999)...............................................    (3,718)     (5,804)
                                                          -------     -------
    Total stockholders' equity.........................    16,317      18,502
                                                          -------     -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $38,675     $34,849
                                                          =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

  For the Years Ended October 26, 1997, October 25, 1998 and October 31, 1999

                (In Thousands, Except Share and per Share Data)

                                         October 26,  October 25,  October 31,
                                            1997         1998         1999
                                         -----------  -----------  -----------
SALES................................... $   75,665   $   77,045   $   65,220
COST OF SALES...........................     61,726       63,773       47,955
                                         ----------   ----------   ----------
    Gross profit........................     13,939       13,272       17,265

OPERATING EXPENSES:
  Research and development..............      1,506        1,903          738
  Selling, general and administrative...     12,931       13,219       11,421
  Restructuring and other...............      2,494          127           --
                                         ----------   ----------   ----------
    Total operating expenses............     16,931       15,249       12,159
                                         ----------   ----------   ----------
OPERATING INCOME (LOSS).................     (2,992)      (1,977)       5,106
INTEREST INCOME.........................        125           67           17
OTHER INCOME (EXPENSE), net.............         24          138          (45)
INTEREST EXPENSE........................     (1,173)      (1,011)        (924)
                                         ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES.......     (4,016)      (2,783)       4,154
PROVISION FOR (BENEFIT FROM) INCOME
 TAXES:
  Current...............................         --           --           34
  Deferred..............................         --           --          (34)
                                         ----------   ----------   ----------
    Total provision for income taxes....         --           --           --
                                         ----------   ----------   ----------
INCOME (LOSS) BEFORE DISCONTINUED
 OPERATION..............................     (4,016)      (2,783)       4,154
GAIN ON SALE OF DISCONTINUED OPERATION,
 net of income tax effect...............        610           --           --
INCOME FROM DISCONTINUED OPERATION, net
 of income tax effect...................         54           --           --
                                         ----------   ----------   ----------
NET INCOME (LOSS)....................... $   (3,352)  $   (2,783)  $    4,154
                                         ==========   ==========   ==========
EARNINGS (LOSS) PER COMMON SHARE

BASIC
Income(loss) before discontinued
 operation.............................. $    (0.60)  $    (0.41)  $     0.60
Gain on sale of discontinued
 operation..............................       0.09           --           --
Income from discontinued operation......       0.01           --           --
                                         ----------   ----------   ----------
Net income (loss)....................... $    (0.50)  $    (0.41)  $     0.60
                                         ==========   ==========   ==========
DILUTED
Income(loss) before discontinued
 operation.............................. $    (0.60)  $    (0.41)  $     0.58
Gain on sale of discontinued
 operation..............................       0.09           --           --
Income from discontinued operation......       0.01           --           --
                                         ----------   ----------   ----------
Net income (loss)....................... $    (0.50)  $    (0.41)  $     0.58
                                         ==========   ==========   ==========
SHARES USED IN COMPUTING NET INCOME
 (LOSS) PER COMMON SHARE
  BASIC.................................  6,682,106    6,753,752    6,935,778
                                         ==========   ==========   ==========
  DILUTED...............................  6,682,106    6,753,752    7,134,382
                                         ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  For the Years Ended October 26, 1997, October 25, 1998 and October 31, 1999

                         (In Thousands, Except Shares)

                                                                 Accumulated
                           Common Stock   Additional                Other      Treasury Stock         Total
                         ----------------  Paid In   Retained   Comprehensive ------------------  Stockholder's
                          Shares   Amount  Capital   (Deficit)  Income (Loss)  Shares    Amount      Equity
                         --------- ------ ---------- ---------  ------------- ---------  -------  -------------
BALANCE, October 27,
 1996................... 7,681,733  $230   $43,474   $(17,758)      $(32)     1,017,981  $(3,797)    $22,117
Comprehensive income
 (loss):
Net loss................                               (3,352)                                        (3,352)
Cumulative translation
 adjustments............        --    --        --         --        (93)            --       --         (93)
                                                                                                     -------
Comprehensive income
 (loss).................        --    --        --         --         --             --       --      (3,445)
Issuance to employees
 pursuant to stock
 option plans...........    19,000     1        53         --         --             --       --          54
Acquisition of Lockhart
 Industries, Inc........        --    --        --         --         --         (9,428)      79          79
Purchase of Uni-Star
 Industries, Inc.
 minority interest......        --    --        (4)        --         --             --       --          (4)
                         ---------  ----   -------   --------       ----      ---------  -------     -------
BALANCE, October 26,
 1997................... 7,700,733   231    43,523    (21,110)      (125)     1,008,553   (3,718)     18,801
Comprehensive income
 (loss):
Net loss................                               (2,783)                                        (2,783)
Cumulative translation
 adjustments............        --    --        --         --         34             --       --          34
                                                                                                     -------
Comprehensive income
 (loss).................        --    --        --         --         --             --       --      (2,749)
Issuance to employees
 pursuant to stock
 option plans...........    91,834     3       215         --         --             --       --         218
Acquisition of Lockhart
 Industries, Inc........   148,271     4        (4)        --         --             --       --          --
Compensation associated
 with stock options.....                        47                                                        47
                         ---------  ----   -------   --------       ----      ---------  -------     -------
BALANCE, October 25,
 1998................... 7,940,838   238    43,781    (23,893)       (91)     1,008,553   (3,718)     16,317
Comprehensive income
 (loss):
Net income..............                                4,154                                          4,154
Cumulative translation
 adjustments............        --    --        --         --         69             --       --          69
                                                                                                     -------
Comprehensive income
 (loss).................        --    --        --         --         --             --       --       4,223
Issuance to employees
 pursuant to stock
 option plans...........    18,169     1        33         --         --             --       --          34
Stock repurchases.......        --    --        --         --         --        385,800   (2,086)     (2,086)
Compensation associated
 with stock options.....                        14                                                        14
                         ---------  ----   -------   --------       ----      ---------  -------     -------
BALANCE, October 31,
 1999................... 7,959,007  $239   $43,828   $(19,739)      $(22)     1,394,353  $(5,804)    $18,502
                         =========  ====   =======   ========       ====      =========  =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  For the Years Ended October 26, 1997, October 25, 1998 and October 31, 1999

                                 (In Thousands)

                                            October 26, October 25, October 31,
                                               1997        1998        1999
                                            ----------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................    $(3,352)    $(2,783)    $ 4,154
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
  Depreciation and amortization...........      2,829       3,163       3,269
  Loss on sale/disposal of equipment......         --         252          --
  Gain on sale of discontinued operation..       (610)         --          --
  Cumulative translation adjustments......        (93)         34          (7)
  Stock option compensation expense.......         --          47          14
  Deferred income taxes...................         --          --         (34)
Net cash provided by discontinued
 operation................................        259          --          --
Changes in assets and liabilities:
  (Increase) decrease in accounts
   receivable.............................        294       3,095        (811)
  Decrease in inventories.................        785         235       1,756
  (Increase) decrease in prepaid
   expenses...............................        (29)        517         153
  Increase (decrease) in accounts payable,
   trade..................................        706        (371)     (1,290)
  Increase (decrease) in accrued
   compensation and related benefits......        174         (33)       (107)
  Increase (decrease) in other
   liabilities............................        333      (2,112)     (1,039)
                                              -------     -------     -------
    Net cash provided by operating
     activities...........................      1,296       2,044       6,058
                                              -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from business divestitures.....      2,100          --          --
  Change in goodwill......................        (83)        (67)         --
  Purchase of property and equipment......     (1,420)     (5,079)     (1,215)
  Proceeds from sale of property and
   equipment..............................         --         155          96
  (Increase) decrease in other assets,
   net....................................        181          (8)         19
                                              -------     -------     -------
    Net cash provided by (used in)
     investing activities.................        778      (4,999)     (1,100)
                                              -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..         50         218          34
  Payments to repurchase common stock.....         --          --      (1,637)
  Payments for debt issue cost............         --          --        (393)
  Proceeds from revolving credit lines....     43,916      70,917      59,426
  Payments on revolving credit lines......    (49,741)    (67,935)    (64,806)
  Proceeds from term debt.................      2,770         920       5,836
  Payments on term debt...................     (1,297)     (1,485)     (4,451)
                                              -------     -------     -------
    Net cash provided by (used in)
     financing activities.................     (4,302)      2,635      (5,991)
                                              -------     -------     -------
NET DECREASE IN CASH......................     (2,228)       (320)     (1,033)
CASH AT BEGINNING OF YEAR.................      3,935       1,707       1,387
                                              -------     -------     -------
CASH AT END OF YEAR.......................    $ 1,707     $ 1,387     $   354
                                              =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

  Alpha Technologies Group, Inc. ("Alpha" or the "Company") primarily derives its revenues from two business segments: thermal management and connectors. Thermal management products, principally heat sinks, which dissipate heat generated by electronic components, serve the microprocessor, computer, automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace and defense industries. Sub-miniature, micro-miniature and ultra-miniature connectors and cable and/or wire harness connector assemblies, the majority of which are custom manufactured to meet rigid specifications, serve the aerospace, communications, defense, factory automation, industrial controls, medical electronics, scientific/process instrumentation and test/measurement industries. In addition, the Company operates a business that designs, fabricates and tests custom designed electronic systems for the military, telecommunications industry and certain commercial markets.

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

 Goodwill

  Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 15 years using the straight-line method. The accumulated amortization on October 25, 1998 and October 31, 1999 was approximately $863,000 and $1,105,000, respectively. Amortization expense of approximately $248,000, $231,000 and $249,000 was recorded in fiscals 1997, 1998 and 1999, respectively.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

1. Significant Accounting Policies--(Continued)

 Long-Lived Assets

  The Company reviews the valuation of long lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and/or its disposition is less than its carrying amount. The Company has not identified any such impairment loss.

 Comprehensive Income

  Effective October 26, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an entity to report and display comprehensive income and its components. Comprehensive income includes net earnings, plus other comprehensive income. The Company's other comprehensive income consists of foreign currency translation adjustments.

 Stock-Based Compensation

  The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation" during October 1995. The standard establishes a fair value approach to valuing stock options awarded to its employees as compensation. The Company has elected, as permitted by the new standard, to continue to follow its intrinsic value based method of accounting for stock options consistent with Accounting Principals Board No. 25, "Accounting for Stock Issued to Employees" (APB25). The intrinsic method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price.

 Income Taxes

  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

 Foreign Currency Translation

  Assets and liabilities of the Company's foreign operations are translated into U. S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rate for the period. Resulting translation adjustments are reported as other comprehensive income (loss).

 New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and in July 1999 issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delayed the effective date for SFAS 133 to fiscal years beginning after June 15, 2000. The Company is required to adopt this for its fiscal year 2001. Management believes that the adoption of these pronouncements will not have a material effect on the Company's consolidated financial position or results of operations.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

2. Acquisitions

  On August 21, 1996, the Company, through a newly-organized, wholly-owned subsidiary, Lockie Acquisition Corp. ("LAC"), purchased all of the outstanding stock of Lockhart Industries, Inc. ("LII"), a thermal management company, pursuant to an Agreement and Plan of Merger dated as of August 14, 1996 (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company issued 280,556 shares of its common stock in exchange for all of the issued and outstanding common stock of LII. Based upon decreases in LII's working capital prior to the acquisition and collection of accounts receivable, the purchase price was reduced by 73,149 shares of the Company's common stock. The number of shares issued was subject to increase in the event that the Company's common stock was not trading at $9 or more two years from the date of closing. Accordingly, on September 23, 1998, the Company issued an additional 148,271 shares of its common stock. Following the merger, the Company transferred all of LAC's shares to Wakefield Engineering, Inc. ("Wakefield"), a wholly-owned subsidiary of the Company, and changed LAC's name to Lockhart Industries, Inc. ("Lockhart"). In addition, Wakefield paid off an aggregate of $506,000 of LII's debt. The acquisition was accounted for as a purchase transaction, as such, the purchase price was allocated to the assets acquired and liabilities assumed. The operating results of Lockhart have been included in the Company's consolidated results of operations since its acquisition. On October 29, 1999, pursuant to a Stock Purchase Agreement, the Company acquired 350,000 shares of its common stock from the former owners of its Lockhart subsidiary for $1,476,096. The acquired shares were issued as consideration for the purchase of the Lockhart subsidiary in August 1996. As part of the Agreement, the Company released the former owners from the indemnification provisions related to the purchase of the Lockhart business.

3. Discontinued Operation

  In June 1997, substantially all of the assets and business of the Company's hermetic connector business in Ohio were sold for $2,100,000, with a potential additional payment on February 15, 1999 of up to $400,000 based on orders booked by the buyer. No contingent payment was due. The sale resulted in a gain of approximately $610,000, net of income tax expense of $12,000 and reserves primarily related to leased premises. The results of operations for the Company's hermetic connector business are reflected in the accompanying consolidated financial statements as a discontinued operation. Prior to the sale, for the fiscal year ended October 26, 1997, the discontinued operation had revenues of $2,031,000, costs and expenses of $1,977,000 and net income of $54,000.

4. Inventories

   Inventories consisted of the following on:

                                                         October 25, October 31,
                                                            1998        1999
                                                         ----------- -----------
                                                             (In Thousands)
    Raw materials and components........................   $ 6,187     $ 5,439
    Work in process.....................................     3,194       2,548
    Finished goods......................................     2,564       2,194
                                                           -------     -------
                                                            11,945      10,181
    Valuation reserve...................................    (2,399)     (2,391)
                                                           -------     -------
                                                           $ 9,546     $ 7,790
                                                           =======     =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

5. Property and Equipment

   Property and equipment consisted of the following on:

                                                         October 25, October 31,
                                                            1998        1999
                                                         ----------- -----------
                                                             (In Thousands)
    Machinery & equipment...............................   $19,580    $ 20,368
    Leasehold improvements..............................     1,780       1,932
                                                           -------    --------
                                                            21,360      22,300
    Accumulated depreciation and amortization...........    (8,005)    (10,838)
                                                           -------    --------
                                                           $13,335    $ 11,462
                                                           =======    ========

6. Accrued Compensation and Related Benefits

   Accrued compensation and related benefits consisted of the following on:

                                                         October 25, October 31,
                                                            1998        1999
                                                         ----------- -----------
                                                             (In Thousands)
    Accrued compensation................................   $  950      $1,008
    Other...............................................      827         662
                                                           ------      ------
                                                           $1,777      $1,670
                                                           ======      ======

7. Other Liabilities

   Other liabilities consisted of the following on:

                                                         October 25, October 31,
                                                            1998        1999
                                                         ----------- -----------
                                                             (In Thousands)
    Accrued commissions.................................       787         422
    Other...............................................     2,012       1,758
                                                           -------     -------
                                                             2,799       2,180
    Less: current portion...............................    (2,582)     (1,983)
                                                           -------     -------
                                                           $   217     $   197
                                                           =======     =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

8. Debt and Revolving Credit Facilities

   Debt and revolving credit facilities consisted of the following on:

                                                        October 25, October 31,
                                                           1998        1999
                                                        ----------- -----------
                                                            (In Thousands)
    Variable-rate revolving credit facility (effective
     interest rates of 8.188% and 8.5% at October 25,
     1998), interest payable monthly, principal is
     repaid and re-borrowed based on cash
     requirements.....................................    $ 8,180     $   --
    Variable-rate term notes (effective interest rates
     of 8.75% to 8.85% at October 25, 1998), payable
     in monthly installments ranging from $22,619 to
     $37,500, plus accrued interest ..................      2,766         --
    Equipment acquisition facility (effective interest
     rate of 8.75% on October 25, 1998, payable in 84
     monthly installments of $10,952, plus accrued
     interest.........................................        920         --
    Variable-rate revolving credit facility (effective
     interest rate of 8.75% on October 31, 1999),
     interest payable monthly, principal is repaid and
     re-borrowed based on cash requirements                    --      2,800
    Variable-rate term note (effective interest rate
     of 8.75% on October 31, 1999), payable in monthly
     installments of $90,000 plus accrued interest....         --      4,860
    Other.............................................        108        319
                                                          -------     ------
                                                           11,974      7,979
    Less current portion..............................       (961)    (1,220)
                                                          -------     ------
                                                          $11,013     $6,759
                                                          =======     ======

  Effective April 16, 1999, the Company and its subsidiaries (hereinafter referred to as "Borrowers") became parties to a loan and security agreement (the "Agreement") with a commercial lender. The Agreement provides for revolving loans of up to $10,500,000, a $5,400,000 term note payable monthly over five years, and an equipment acquisition facility of up to $1,000,000 for fiscal 1999. An additional $2,000,000 of equipment loans will be made available to Borrowers if the Borrower's earnings before provision for income taxes, excluding all extraordinary and nonrecurring items, equals or exceeds $1.00 for the fiscal year ending October 31, 1999, or for any fiscal year thereafter. The advances on the revolving loans are based on the eligible accounts receivable and inventories and the advances on the equipment acquisition facility may be used only for the purpose of funding capital equipment purchases by the Borrowers. The maturity date of the Agreement is April 15, 2004.

  On October 31, 1999, $2,800,000 was outstanding on the revolving credit facility with interest accruing at the prime rate announced by First Union National Bank plus .5% (8.75% per annum on October 31, 1999). There is an unused line fee equal to .5% per annum on the difference between $10,500,000 and the average daily outstanding principal balance of Revolving Loans during each month payable monthly in arrears on the first day of each month. The $5,400,000 term note accrues interest at the prime rate announced by First Union National Bank plus .5% (8.75% per annum on October 31, 1999) and is payable in fifty-nine (59) equal monthly installments of $90,000 beginning April 30, 1999 and a final installment equal to all unpaid principal on March 31, 2004, together, in each instance, with interest thereon to the date of payment. On October 31, 1999, $4,860,000 was outstanding on the term loan and no borrowings on the equipment acquisition facility. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Borrowers which in aggregate total $34,849,000 on October 31, 1999.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

8. Debt and Revolving Credit Facilities--(Continued)

  Cash paid for interest on all outstanding debt amounted to approximately $1,172,000 in fiscal year 1997, approximately $1,011,000 in fiscal year 1998, and approximately $1,275,000 in fiscal 1999. The amount paid in fiscal 1999 includes $393,000 in debt issue costs, including origination fees, incurred in connection with the refinancing of the Company's credit facilities. These fees will be expensed over the term of the agreement.

  Aggregate payments of debt and revolving credit facilities outstanding as of October 31, 1999 for the next five years are summarized below:

   Fiscal Years                                                       Amount
   ------------                                                   --------------
                                                                  (In Thousands)
   2000..........................................................     $1,220
   2001..........................................................      1,235
   2002..........................................................      1,105
   2003..........................................................      1,080
   2004..........................................................      3,339
                                                                      ------
                                                                      $7,979
                                                                      ======

9. Preferred Stock

  On October 25, 1998 and October 31, 1999, the Company had authorized 180,000 shares of unissued, preferred stock with a par value of $100 per share. The Board of Directors has the authority to issue such preferred stock and to set the terms thereof, including the dividend rate, conversion rights, redemption rights, voting rights and liquidation preferences. There are no shares of preferred stock outstanding as of October 31, 1999.

10. Repurchase of Common Stock

  In October 1999, the Board of Directors of the Company approved a plan to purchase up to $500,000 of the Company's common stock in the open market. Pursuant to the stock repurchase plan, the Company purchased 35,800 shares of common stock during fiscal year 1999 at an aggregate price of $161,011.

  On October 29, 1999, pursuant to a Stock Purchase Agreement, the Company acquired 350,000 shares of its common stock from the former owners of its Lockhart subsidiary. The acquired shares were issued as consideration for the purchase of the Lockhart subsidiary in August 1996. As part of the Agreement, the Company released the former owners from the indemnification provisions related to the purchase of the Lockhart business. A $449,000 indemnification liability was established representing the difference between the market value of the shares repurchased of $1,975,000 and the consideration paid of $1,476,000 to the former owners.

11. Stock Option Plans

  The Company has in effect nonqualified and incentive stock option plans under which shares are available for exercise. As of October 31, 1999, the Board of Directors has reserved 1,758,099 shares of common stock for issuance under the plans. The prices at which substantially all stock options outstanding have been granted have been equal to or in excess of the fair market value of the Company's stock at the time of the grant. These options vest over periods up to five years. On October 31, 1999, there were 416,949 shares available for future grants.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

11. Stock Option Plans--(Continued)

  The following table summarizes activity and outstanding options under the plans:

                                                                     Weighted
                                                        Shares       Average
                                                     Under Option Exercise Price
                                                     ------------ --------------
   Outstanding on October 27, 1996..................  1,178,334       $4.26
     Granted-Option Price=FMV.......................    240,305        4.03
     Granted-Option Price>FMV.......................     16,695        4.03
     Forfeited......................................   (192,834)       4.58
     Exercised......................................    (19,000)       2.84
                                                      ---------       -----
   Outstanding on October 26, 1997..................  1,223,500        4.13
     Granted-Option Price=FMV.......................    393,720        3.34
     Granted-Option Price>FMV.......................     54,780        4.26
     Forfeited......................................   (318,785)       4.14
     Exercised......................................    (91,815)       2.66
                                                      ---------       -----
   Outstanding on October 25, 1998..................  1,261,400        3.50
     Granted-Option Price=FMV.......................    581,276        3.09
     Granted-Option Price>FMV.......................     26,274        4.95
     Forfeited......................................   (509,631)       3.99
     Exercised......................................    (18,169)       1.88
                                                      ---------       -----
   Outstanding on October 31, 1999..................  1,341,150       $3.66
                                                      =========       =====
   Exercisable as of:
   October 31, 1999.................................    780,640       $3.77
   October 25, 1998.................................    735,733       $4.03
   October 26, 1997.................................    794,515       $3.96

                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
----------------------------------------------------- --------------------------
  Range of   Outstanding Weighted Average    Weighted    Exercisable    Weighted
  Exercise      As of       Remaining        Average        as of       Average
   Prices     10/31/99   Contractual Life Exercise Price  10/31/99   Exercise Price
-----------  ----------- ---------------- -------------- ----------- --------------
$1.00-$2.00     372,900     3.9 Years         $1.85        187,308       $1.85
$2.01-$3.00     195,750     3.9 Years         $2.55        150,000       $2.61
$3.01-$4.00     160,220     3.8 Years         $3.69        102,672       $3.62
$4.01-$5.00     244,780     4.0 Years         $4.54         70,660       $4.66
$5.01-$6.00     367,500     1.8 Years         $5.48        270,000       $5.57
              ---------                                     -------
              1,341,150      3.3 Years         $3.66        780,640       $3.77
              =========                                     =======

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

  On October 21, 1998, the Board of Directors granted replacement options for certain outstanding options issued to employees, who were not executive officers or directors of the Company. The replacement options will have an exercise price equal to the fair market value of the common stock on such date and would vest 1/3 immediately and the remainder over two years. The replacement has been treated as the surrender and cancellation of the original outstanding stock options in conjunction with the grant of replacement options.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

11. Stock Option Plans--(Continued)

  On March 30, 1999, the Board of Directors of the Company authorized an increase in the shares issuable under the 1994 Stock Option Plan by 300,000 which was subsequently approved by shareholder vote. In addition, on April 21, 1998, the shareholders approved an amendment to the 1994 Stock Option Plan to provide for an automatic grant of 10,000 options to each non-employee director at the annual meetings held in 1998, 1999 and 2000. Such options will be exercisable at the fair market value of the shares on the date of grant, will vest in one year, and will be exercisable for five years from the date of grant.

  For fiscal 1998 and 1999, $47,000 and $14,000, respectively, was recognized as expense for options issued to non-employees under the Company's stock option plans. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company has accounted for options issued to employees under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997: expected volatility 47.39%, risk free interest rate of 6%, expected option life of 5 years, and no expected dividends. The weighted average assumptions used for fiscal 1998 were: expected volatility 51.72%, risk free interest rate of 5.11%, expected option life of 4.5 years, and no expected dividends. The weighted average assumptions used for fiscal 1999 were: expected volatility 74.5%, risk free interest rate of 5.78%, expected option life of 4.0 years, and no expected dividends.In addition, adjustments were made for assumed cancellations.

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

  For pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the fair value based method of accounting defined in SFAS 123 had been applied, the Company's net loss and net loss per share would have been increased by approximately $325,000, or $0.05 per basic and diluted share, in fiscal 1997, $472,000, or $0.07 per basic and diluted share, in fiscal 1998, and $516,000 or $0.07 per basic and diluted share, in fiscal 1999. The estimated weighted average fair value of options granted during fiscal 1997, 1998 and fiscal 1999 was $1.97, $1.36, and $2.32, respectively. This pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS 123, only the effects of awards granted after the Company's 1995 fiscal year are considered in the pro forma calculation.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

12. Net Income (Loss) Per Share

  Basic net income (loss) per common share is computed by dividing income
(loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are calculated to give effect to stock options outstanding during the period. The treasury stock method is used to calculate dilutive shares and reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. For fiscal year 1997 and 1998, potentially dilutive shares were not considered in the computation as their effect would have been antidilutive. The amounts used in calculating basic and dilutive earnings per share and the amounts that would have been used in fiscal 1997 and 1998 were:

                                            October 26, October 25, October 31,
                                               1997        1998        1999
                                            ----------- ----------- -----------
                                                      (In Thousands)
   Income(loss) used in basic and diluted
    EPS:
     Income (loss) from continuing
      operations...........................   $(4,016)    $(2,783)    $4,154
     Gain on sale of discontinued
      operation............................       610          --         --
     Income from discontinued operation....        54          --         --
                                              -------     -------     ------
     Net income (loss) available to common
      share holders........................   $(3,352)    $(2,783)    $4,154
                                              =======     =======     ======
   Shares:
     Weighted average common shares
      outstanding--used in basic EPS.......     6,682       6,754      6,936
     Net dilutive potential common shares
      issuable on exercise of stock
      options..............................        98         106        198
                                              -------     -------     ------
     Weighted average common shares and
      dilutive potential common shares--
      used in dilutive EPS ................     6,780       6,860      7,134
                                              =======     =======     ======

13. Income Taxes

  Income (loss) before income taxes was as follows for the fiscal years ended:

                                             October 26, October 25, October 31,
                                                1997        1998        1999
                                             ----------- ----------- -----------
                                                       (In Thousands)
   Domestic.................................   $(3,711)    $(2,527)    $4,489
   Foreign..................................      (305)       (256)      (335)
                                               -------     -------     ------
                                               $(4,016)    $(2,783)    $4,154
                                               =======     =======     ======

  The provision (benefit) for income taxes was as follows for the fiscal years ended:

                                             October 26, October 25, October 31,
                                                1997        1998        1999
                                             ----------- ----------- -----------
                                                       (In Thousands)
   Federal income tax.......................   $(1,365)     $(946)     $ 1,526
   State income tax.........................        --         --          267
   Foreign income tax.......................        --         --           --
                                               =======      =====      =======
                                                (1,365)      (946)       1,793
   Valuation allowance provided.............     1,365        946       (1,793)
                                               -------      -----      -------
                                               $    --      $  --      $    --
                                               =======      =====      =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

13. Income Taxes--(Continued)

  The differences in the income taxes provided for and the amounts determined by applying the Federal statutory rate to income before taxes of the Company are summarized as follows:

                                           October 26, October 25, October 31,
                                              1997        1998        1999
                                           ----------- ----------- -----------
   Federal income statutory rate..........    (34.0)%     (34.0)%      34.0 %
   State income taxes, net of federal
    income tax benefit....................       --          --         5.9 %
   Valuation allowance provided...........     34.0 %      34.0 %     (39.9)%
   Foreign income taxes...................       --          --          --
                                              -----       -----       -----
                                                 --          --          --
                                              =====       =====       =====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities and their changes during the year ended October 31, 1999 were as follows:

                                                         Deferred
                                            October 25, (Provision) October 31,
                                               1998       Benefit      1999
                                            ----------- ----------- -----------
                                                      (In Thousands)
   Deferred Tax Assets:
     Net operating loss carryforwards......   $6,876      $(1,172)    $5,704
     Tax credits...........................      542          (24)       518
     Accrued liabilities...................      357         (252)       105
     Other.................................    1,452         (183)     1,269
                                              ------      -------     ------
     Total gross deferred tax assets.......    9,227       (1,631)     7,596
     Less: Valuation allowance.............   (6,474)       1,682     (4,792)
                                              ------      -------     ------
     Net deferred tax asset................    2,753           51      2,804
                                              ======      =======     ======
   Deferred Tax Liabilities:
     Amortization and depreciation.........   (1,013)         (45)    (1,058)
     Other.................................      (28)          28         --
                                              ------      -------     ------
     Total deferred tax liabilities........   (1,041)         (17)    (1,058)
                                              ------      -------     ------
     Net deferred tax asset................   $1,712      $    34     $1,746
                                              ======      =======     ======

  Due to the Company's historical results of operations, a valuation allowance has been provided for the deferred tax assets. The valuation allowance increased by $559,000 in fiscal 1997, increased by $819,000 in fiscal 1998, and decreased by $1,682,000 in fiscal 1999. During fiscal 1999, the net deferred tax asset decreased by $1,682,000 due to the utilization of prior net operating loss carryforwards.

  On October 31, 1999, the Company had, for tax purposes, net operating loss carryforwards of approximately $16,776,000, unused investment and research and development tax credits of approximately $288,000, and $230,000 of alternative minimum tax credits available to offset future taxable income and Federal income taxes. The net operating loss carryforwards will expire from 2002 to 2018, the investment tax credit and research and development tax credit carryforwards will expire from 2002 to 2005, and the alternative minimum tax credit has no expiration.

  All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In compliance with the Tax Reform Act of 1986, investment tax credits carried forward were reduced by 35%. The

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

13. Income Taxes--(Continued)

Company's ability to utilize the net operating loss carryforwards to offset alternative minimum taxable income is limited to 90% for tax years after fiscal 1987.

  Additionally, Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a more than 50 percentage point change in ownership of the corporation during a three-year period. It is possible that subsequent transactions involving the Company's capital stock could result in such a limitation. As of October 31, 1999, management does not believe that a 50 percentage point change in ownership has occurred during a three year period.

  Cash paid for income taxes was approximately $146,000 during 1999, $28,000 during 1998, and none during 1997.

14. Commitments and Contingencies

  The Company has operating lease commitments for certain office equipment and manufacturing, administrative and support facilities. Minimum lease payments under noncancellable leases on October 31, 1999 are as follows:

                                                                    Operating
   Fiscal Years                                                       Leases
   ------------                                                   --------------
                                                                  (In Thousands)
    2000.........................................................    $ 2,163
    2001.........................................................      2,066
    2002.........................................................      1,981
    2003.........................................................      1,828
    2004.........................................................      1,552
    Thereafter...................................................      1,827
                                                                     -------
   Minimum lease payments........................................    $11,417
                                                                     =======

  Rent expense (exclusive of operating expenses and net of sublease rents) for all operating leases was approximately $1,594,000, $1,584,000 and $1,487,000 in fiscal 1997, 1998 and 1999, respectively.

  The Company is engaged in various lawsuits, the outcome of which cannot presently be determined. In the opinion of management, losses, if any, resulting from these lawsuits will not have a material effect on the Company's consolidated financial statements.

15. Retirement Plans

  The Company sponsors a defined contribution plan which is available to all domestic employees. This plan provides for employer contributions based on employee participation. The total expense under the plan was $441,000, $452,000, and $344,000 in 1997, 1998, and 1999, respectively.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

16. Business Segment Information

  The Company's business segments and accounting policies for its business segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations not including non-recurring gains and losses and foreign exchange gains and losses. Summarized financial information by business segment for the years ended:

                                            October 26, October 25, October 31,
                                               1997        1998        1999
                                            ----------- ----------- -----------
                                                      (In Thousands)
Net sales by business segment:
  Thermal management products..............   $58,294     $58,495     $48,429
  Connector products.......................    11,880      12,579      10,623
  Subsystems...............................     5,491       5,971       6,168
                                              -------     -------     -------
                                              $75,665     $77,045     $65,220
                                              =======     =======     =======
Net sales by geographic area:
  Sales to Customers Within the Continental
   US......................................   $68,237     $68,450     $59,040
  Exports From the US to Unaffiliated
   Customers...............................     5,508       6,836       4,825
  Non-US Sales by Foreign Operations.......     1,920       1,759       1,355
                                              -------     -------     -------
                                              $75,665     $77,045     $65,220
                                              =======     =======     =======
  Transfers to international operations
   from US:................................   $   483     $   296     $   521
                                              =======     =======     =======
Operating income (loss):
  Thermal management products..............   $  (774)    $(2,096)    $ 5,340
  Connector products.......................      (933)        666         928
  Subsystems...............................       (48)        586         542
  Corporate................................    (1,237)     (1,133)     (1,704)
                                              -------     -------     -------
                                              $(2,992)    $(1,977)    $ 5,106
                                              =======     =======     =======
Interest expense:
  Thermal management products..............   $ 1,003     $   970     $   864
  Connector products.......................       170          15          21
  Subsystems...............................        --          26          39
                                              -------     -------     -------
                                              $ 1,173     $ 1,011     $   924
                                              =======     =======     =======
Total assets:
  Thermal management products..............   $28,944     $26,535     $25,127
  Connector products.......................     6,653       6,046       4,971
  Subsystems...............................     2,394       3,428       2,977
  Corporate................................     3,387       2,666       1,774
                                              -------     -------     -------
                                              $41,378     $38,675     $34,849
                                              =======     =======     =======
Total assets:
  Within the US............................   $39,862      37,508     $33,590
  Within France and England................     1,516       1,167       1,259
                                              -------     -------     -------
                                              $41,378     $38,675     $34,849
                                              =======     =======     =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

16. Business Segment Information--(Continued)

                                             October 26, October 25, October 31,
                                                1997        1998        1999
                                             ----------- ----------- -----------
                                                       (In Thousands)
    Depreciation and amortization:
      Thermal management products              $2,235      $2,501      $2,578
      Connector products....................      429         488         488
      Subsystems............................      142         150         181
      Corporate.............................       23          24          22
                                               ------      ------      ------
                                               $2,829      $3,163      $3,269
                                               ======      ======      ======
    Capital Expenditures:
      Thermal management products...........   $1,235      $4,231      $  983
      Connector products....................      162         585         194
      Subsystems............................       --         258          35
      Corporate.............................       23           5           3
                                               ------      ------      ------
                                               $1,420      $5,079      $1,215
                                               ======      ======      ======

                                                                     SCHEDULE II

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                               Balance at Charged to                Balance at
                               Beginning  Costs and                   End of
         Description           of Period   Expense    Deductions      Period
         -----------           ---------- ----------  ----------    ----------
Allowance for doubtful
 accounts deducted from
 accounts receivable in the
 balance sheet--
  1999........................ $  524,226 $       --  $  100,260(1) $  423,966
  1998........................    327,888    208,178      11,840(1)    524,226
  1997........................    279,665    279,771     231,548(1)    327,888

Allowance for obsolete
 inventory deducted from
 inventories in the balance
 sheet--
  1999........................ $2,398,173 $  502,309  $  510,447(2) $2,390,035
  1998........................  1,868,704  1,815,095   1,285,626(2)  2,398,173
  1997........................  1,102,260  2,122,091   1,355,647(2)  1,868,704

Allowance for Wakefield
 facility consolidation
  1999........................ $  105,064 $       --  $   98,028    $    7,036
  1998........................ $1,749,983 $ (362,000) $1,282,919(3) $  105,064

Allowance for European
 consolidation
  1999........................ $   35,490 $       --  $   35,490    $       --
  1998........................         --    150,000     114,510        35,490

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventory written off at cost, net of value recovered.
(3) Primarily severance and equipment write offs.