Form 10-K405/A
period 1999-10-31
ALPHA TECHNOLOGIES GROUP INC
filed 2000-03-13
CIK 710807

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                  FORM 10-K/A

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

   Common Stock, 6,591,255 shares outstanding at January 21, 2000

                               ----------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended October 31, 1999 as set forth in the pages attached hereto:


Item 8. Financial Statements and Supplementary Data.

The column heading on the October 31, 1999 balance sheet is being corrected.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                              ALPHA TECHNOLOGIES GROUP, INC.


Dated:  March 13, 2000        By: /s/ Johnny J. Blanchard
                                  -----------------------
                                  Johnny J. Blanchard
                                  Principal Accounting Officer

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     October 25, 1998 and October 31, 1999
                (In Thousands, Except Share and per Share Data)


                                                            October 25,   October 31,
                     ASSETS                                   1998          1999
                                                            ----------    ----------

CURRENT ASSETS:
 Cash....................................................   $  1,387      $    354
 Accounts receivable, net of allowance of $524 and
  $424...................................................      8,671         9,482
 Inventories, net........................................      9,546         7,790
 Prepaid expenses........................................        623           863
                                                            --------      --------
   Total current assets..................................     20,227        18,489
PROPERTY AND EQUIPMENT, net:.............................     13,355        11,462
GOODWILL, net............................................      2,714         2,559
OTHER ASSETS, net........................................      2,379         2,339
                                                            --------      --------
   TOTAL ASSETS..........................................   $ 38,675      $ 34,849
                                                            ========      ========


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable, trade.................................   $  5,808    $  4,518
 Accrued compensation and related benefits...............      1,777       1,670
 Current portion of other liabilities....................      2,582       1,983
 Current portion of long-term debt.......................        961       1,220
                                                            --------    --------
   Total current liabilities.............................     11,128       9,391
REVOLVING CREDIT FACILITY................................      8,180       2,799
LONG-TERM DEBT...........................................      2,833       3,960
OTHER LIABILITIES........................................        217         197
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $100 par value; shares authorized
  180,000................................................         --          --
 Common stock, $.03 par value; shares authorized
  17,000,000; issued 7,940,838 at October 25, 1998 and
  7,959,007 at October 31, 1999..........................        238         239
 Additional paid-in capital..............................     43,781      43,828
 Retained deficit........................................    (23,893)    (19,739)
 Accumulated other comprehensive income (loss)...........        (91)        (22)
 Treasury stock, at cost (1,008,553 common shares at
  October 25, 1998 and 1,394,353 at October 31,
  1999)..................................................     (3,718)     (5,804)
                                                            --------    --------
   Total stockholders' equity............................     16,317      18,502
                                                            --------    --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............   $ 38,675    $ 34,849
                                                            ========    ========

The accompanying notes are an integral part of these consolidated financial statements.