Form 10-Q
period 2000-01-30
ALPHA TECHNOLOGIES GROUP INC
filed 2000-03-15
CIK 710807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 30, 2000

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


                 306 Pasadena Avenue, South Pasadena, CA 91030
                 ---------------------------------------------
                    (Address of principal executive offices)


                                  626.799.9171
                                  ------------
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.03 par value                         6,599,822
----------------------------                         ---------
           Class                          Outstanding at February 29, 2000

                         ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                JANUARY 30, 2000

                               TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------

PART I  FINANCIAL INFORMATION........................................   3
CONSOLIDATED BALANCE SHEETS - OCTOBER 31, 1999 AND JANUARY 30, 2000..   3
CONSOLIDATED STATEMENTS OF EARNINGS  FOR THE QUARTER ENDED
 JANUARY 31, 1999 AND JANUARY 30, 2000...............................   4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  FOR THE QUARTER
 ENDED JANUARY 31, 1999 AND JANUARY 30, 2000.........................   5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTER
 JANUARY 31, 1999  AND JANUARY 30, 2000..............................   6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................   7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS...........................................   9
PART II - OTHER INFORMATION..........................................   12

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS - OCTOBER 31, 1999 AND JANUARY 30, 2000

                (In Thousands, Except Share and Per Share Data)

                                                                                        October 31,          January 30,
                                                                                            1999                 2000
                                                                                    ----------------     ----------------
                                                                                                             (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash                                                                                   $    354             $    202
     Accounts receivable, net                                                                  9,482               10,031
     Inventories, net                                                                          7,790                7,908
     Prepaid expenses                                                                            863                  980
                                                                                            --------             --------
          Total current  assets                                                               18,489               19,121

PROPERTY AND EQUIPMENT, at cost                                                               22,300               22,614
     Less - Accumulated depreciation and amortization                                         10,838               11,611
                                                                                            --------             --------
          Property and equipment, net                                                         11,462               11,003

GOODWILL, net                                                                                  2,559                2,494

OTHER ASSETS, net                                                                              2,339                2,329
                                                                                            --------             --------
                    TOTAL ASSETS                                                            $ 34,849             $ 34,947
                                                                                            ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                                                                $  4,518             $  4,087
     Accrued compensation and related benefits                                                 1,670                1,317
     Other accrued liabilities                                                                 1,983                1,650
     Current portion of long-term debt                                                         1,220                1,221
                                                                                            --------             --------
          Total current liabilities                                                            9,391                8,275

REVOLVING CREDIT FACILITY                                                                      2,799                2,656
LONG-TERM DEBT                                                                                 3,960                3,653

OTHER LONG-TERM LIABILITIES                                                                      197                  182

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; shares authorized 180,000                                    -                    -
     Common stock, $.03 par value; shares authorized 17,000,000; issued
          7,959,007 at October 31, 1999 and 7,985,606 at January 30, 2000                        239                  240
     Additional paid - in capital                                                             43,828               43,877
     Retained deficit                                                                        (19,739)             (18,124)
     Accumulated other comprehensive loss - cumulative translation adjustment                    (22)                  (8)
     Treasury stock, at cost (1,394,353 common shares at October 31, 1999 and
         January 30, 2000)                                                                    (5,804)              (5,804)
                                                                                            --------             --------
                    TOTAL STOCKHOLDERS' EQUITY                                                18,502               20,181
                                                                                            --------             --------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 34,849             $ 34,947
                                                                                            ========             ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE QUARTER ENDED JANUARY 31, 1999 AND JANUARY 30, 2000

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                                January 31,          January 30,
                                                                                   1999                 2000
                                                                            ----------------     ----------------
SALES                                                                                $16,311              $16,862
COST OF SALES                                                                         12,402               12,053
                                                                                     -------              -------
     Gross profit                                                                      3,909                4,809

OPERATING EXPENSES
     Research and development                                                            198                  223
     Selling, general and administrative                                               2,918                2,738
                                                                                     -------              -------
          Total operating expenses                                                     3,116                2,961
                                                                                     -------              -------
OPERATING INCOME                                                                         793                1,848
INTEREST AND OTHER INCOME (EXPENSE), net                                                (289)                (233)
                                                                                     -------              -------
INCOME BEFORE TAXES                                                                      504                1,615

PROVISION FOR INCOME TAXES                                                                 -                    -
                                                                                     -------              -------
NET INCOME                                                                           $   504              $ 1,615
                                                                                     =======              =======

BASIC AND DILUTED NET INCOME PER SHARE:
     Basic                                                                             $0.07                $0.25
                                                                                     =======              =======
     Diluted                                                                           $0.07                $0.23
                                                                                     =======              =======
SHARES USED IN COMPUTING NET INCOME PER SHARE
     Basic                                                                             6,932                6,578
                                                                                     =======              =======
     Diluted                                                                           6,934                7,091
                                                                                     =======              =======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE QUARTER ENDED JANUARY 31, 1999 AND JANUARY 30, 2000

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                         January 31,         January 30,
                                                            1999                2000
                                                     ----------------    ----------------
NET INCOME                                                   $ 504              $1,615

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment                     73                  14
                                                             -----              ------
COMPREHENSIVE INCOME                                         $ 577              $1,629
                                                             =====              ======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE QUARTER JANUARY 31, 1999  AND JANUARY 30, 2000

                                  (Unaudited)
                                 (In Thousands)

                                                                                        January 31,            January 30,
                                                                                           1999                   2000
                                                                                   ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $    504              $  1,615
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                                           810                   848
          Stock option compensation expense                                                        23                    --
          Cumulative translation adjustment                                                        (2)                   14
          Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                                            218                  (549)
            (Increase) decrease in inventories                                                  1,335                  (118)
            Increase in prepaid expenses                                                          (21)                 (117)
            Decrease in accounts payable                                                       (1,801)                 (431)
            Decrease in accrued compensation and related benefits                                (285)                 (353)
            Decrease in other liabilities                                                        (356)                 (348)
                                                                                             --------              --------
          Net cash provided by operating activities                                               425                   561

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                               81                    --
     Purchase of property and equipment, net                                                     (190)                 (314)
     Increase in other assets, net                                                                 (3)                   --
                                                                                             --------              --------
          Net cash used in investing activities                                                  (112)                 (314)
                                                                                             --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                        --                    50
     Proceeds from revolving credit lines                                                      10,135                16,019
     Payments on revolving credit lines                                                       (10,930)              (16,162)
     Proceeds from term debt                                                                      435                    --
     Payments on term debt                                                                       (140)                 (306)
                                                                                             --------              --------
          Net cash used in financing activities                                                  (500)                 (399)
                                                                                             --------              --------
NET DECREASE IN CASH                                                                             (187)                 (152)

CASH, beginning of period                                                                       1,387                   354
                                                                                             --------              --------
CASH, end of period                                                                          $  1,200              $    202
                                                                                             ========              ========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

      Alpha Technologies Group, Inc. ("Alpha" or the "Company"), through its wholly owned subsidiaries, manufactures thermal management products, electronic connectors, and custom designed subsystems.

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

(2)  CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and the changes in cash flows of Alpha Technologies Group, Inc. and Subsidiaries for interim periods. The results for such interim periods are not necessarily indicative of results for a full year. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to fiscal 2000
presentation.   Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

(3)  INVENTORIES

 Inventories consisted of the following on       October 31,      January 30,
 (in thousands):                                    1999             2000
                                              --------------    -------------

 Raw materials and components                        $ 5,439          $ 5,313
 Work in process                                       2,548            2,382
 Finished goods                                        2,194            2,167
                                                     -------          -------
                                                      10,181            9,862
 Valuation reserve                                    (2,391)          (1,954)
                                                     -------          -------
                                                     $ 7,790          $ 7,908
                                                     =======          =======

(4)  BUSINESS SEGMENT INFORMATION

     The Company's management evaluates its segments performance based on operating income. Summarized financial information by business segment for the quarters ended:

                                                                         (In thousands)
                                                                       Three Months Ended
                                                           --------------------------------------
                                                             January 31,            January 30,
                                                                1999                   2000
                                                           ---------------        ---------------
Net sales:
   Thermal management products                                     $11,699                $13,185
   Connector products                                                2,998                  2,195
   Subsystems                                                        1,614                  1,482
                                                                   -------                -------
     Total                                                          16,311                 16,862
                                                                   =======                =======
Operating income (loss), before interest, other
 income(expense) and corporate allocation:
   Thermal management products                                         967                  1,938
   Connector products                                                  375                    224
   Subsystems                                                          102                    183
   Corporate                                                          (651)                  (497)
                                                                   -------                -------
     Total                                                             793                  1,848
                                                                   =======                =======
Total assets:
   Thermal management products                                      24,964                 25,045
   Connector products                                                6,948                  4,774
   Subsystems                                                        3,079                  2,638
   Corporate                                                         2,236                  2,490
   Intercompany Elimination                                           (894)                    --
                                                                   -------                -------
     Total                                                          36,333                 34,947
                                                                   =======                =======
Depreciation and amortization:
   Thermal management products                                         636                    680
   Connector products                                                  123                    119
   Subsystems                                                           45                     44
   Corporate                                                             6                      5
                                                                   -------                -------
     Total                                                             810                    848
                                                                   =======                =======
Capital Expenditures:
   Thermal management products                                         142                    229
   Connector products                                                   36                     36
   Subsystems                                                           12                     41
   Corporate                                                             -                      8
                                                                   -------                -------
     Total                                                             190                    314
                                                                   =======                =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Q1 Fiscal 2000 vs. Q1 Fiscal 1999

   Net Income/Loss. Net income for the first quarter of fiscal 2000 was $1,615,000, an increase of $1,111,000 over net income for the first quarter of fiscal 1999 of $504,000. This improvement is primarily the result of improved gross profit and control of operating expenses. The Company's fiscal 2000 quarter includes 13 weeks of operations versus 14 weeks for the 1999 quarter. Net income does not include a tax provision due to the Company's net operation loss carry forwards.

     Income from thermal management operations for the first quarter of fiscal 2000, before the allocation of Alpha corporate expenses ("corporate allocation"), was $1,938,000 compared to $967,000 for the fiscal 1999 quarter. Results from operations increased primarily due to an increase in sales and gross profit margin.

     Income from the connector products operations for the first quarter of fiscal 2000, before corporate allocation, was $224,000. For the first quarter of fiscal 1999, income from the connector products operations, before corporate allocation, was $375,000. The decrease in the results of operations in the fiscal 2000 quarter compared to the fiscal 1999 quarter was primarily due to lower sales, which is discussed further below.

     Income from the Company's subsystems operation for the first quarter of fiscal 2000, before corporate allocation, was $183,000 compared to $102,000 for the first quarter of fiscal 1999. The increase in the results of operations was primarily due to an increase in gross profit margin.

   Sales. The Company's sales for the first quarter of fiscal 2000 were $16,862,000 compared to $16,311,000 for the same period of fiscal 1999. Thermal management sales increased 12.7% to $13,185,000 for the fiscal 2000 quarter from $11,699,000 for the first quarter of fiscal 1999. Management believes that the increase in sales is due to the Company's ability to serve its heat sink customers, which represent a diverse group of industries. This has led to improvements in customer service, shorter lead times, and better on time delivery.

     Connector sales were $2,195,000 during the first quarter of fiscal 2000 compared to $2,998,000 during the prior fiscal year. Management believes that the decrease during fiscal 2000 was due to the weakness in the military-aerospace and commercial aircraft markets. Adjusting for the additional week in the first quarter of fiscal 1999, subsystems sales were basically flat at $1,482,000 for the first quarter of fiscal 2000 (13 weeks) compared to $1,614,000 during the first quarter of the prior fiscal year (14 weeks).

   Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the first quarter of fiscal 2000 was 28.5% compared to 24.0% for the 1999 fiscal quarter. The thermal management segment's gross profit percentage was 27.6% and 21.9% for fiscal 2000 and 1999 first quarters, respectively. The increase in the gross profit percentage was due an increase in sales and the effects of programs to forego lower margin sales, enhance productivity and lower costs. In addition, the Company has increased its focus on manufacturing efficiencies.

   The connector products segment's gross profit percentage remained stable (despite the reduction in revenue) at 32.3% for the first quarter of fiscal 2000 compared to 32.1% for the 1999 quarter. The gross profit percentage at the Company's subsystems operation increased to 30.6% for the first quarter of fiscal 2000 from 23.9% for the 1999 quarter. This increase was due to a lower material percentage for the mix of product shipped in the first quarter of fiscal 2000 verses the mix of product shipped in Q1 of 1999 and a decrease in overhead.

   Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended January 30, 2000 were $2,738,000, or 16.2% of sales. This compares to $2,918,000, or 17.9% of sales, for the prior year quarter, including $180,000 accrued for the cancellation of a contractual obligation. As a percentage of sales, excluding the accrual in fiscal 1999, SG&A expenses for the 1999 quarter would have been 16.8%. SG&A expenses, as a percentage of sales, decreased due to higher sales volume in the first quarter of 2000 as compared to the prior year quarter.

   Interest and Other Income (Net).   Interest expense was $215,000 and $269,000
for the fiscal 2000 and 1999 quarters, respectively. This decrease was due to a lower average outstanding borrowing base offset partially by an increase in the effective interest rate paid on outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

   On January 30, 2000, the Company had cash of approximately $202,000 compared to $354,000 on October 31, 1999. The company is able to operate with a low level of cash because of its ability to draw on its revolving credit line daily. For the three months ended January 30, 2000, $561,000 was provided by operating activities. During the first quarter of fiscal 2000, $314,000 was used in investing activities for capital equipment purchases which were made to improve manufacturing capabilities and to refurbish and upgrade existing machinery. The Company used $449,000 to reduce debt.

   Effective April 16, 1999, the Company and its subsidiaries (hereinafter referred to as "Borrowers") became parties to a loan and security agreement (the "Agreement") with a commercial lender. The Agreement provides for revolving loans of up to $10,500,000, a $5,400,000 term note payable monthly over five years, and an equipment acquisition facility of up to $3,000,000. The advances on the revolving loans are based on the eligible accounts receivable and inventories and the advances on the equipment acquisition facility may be used only for the purpose of funding capital equipment purchases by the Borrowers. The maturity date of the Agreement is April 15, 2004.

     On January 30, 2000, $2,656,000 was outstanding on the revolving credit facility with interest accruing at the prime rate announced by First Union National Bank plus .5% (9.0% per annum on January 30, 2000). There is an unused line fee equal to .5% per annum on the difference between $10,500,000 and the average daily outstanding principal balance of Revolving Loans during each month payable monthly in arrears on the first day of each month. The $5,400,000 term note accrues interest at the prime rate announced by First Union National Bank plus .5% (9.0% per annum on January 30, 2000) and is payable in fifty-nine (59) equal monthly installments of $90,000 beginning April 30, 1999 and a final installment equal to all unpaid principal on March 31, 2004, together, in each instance, with interest thereon to the date of payment. On January 30, 2000, $4,590,000 was outstanding on the term loan and there were no borrowings on the equipment acquisition facility. On February 2, 2000, pursuant to the terms of the loan and security agreement, the interest rate charged on the revolving loans and the term note was reduced to the prime rate announced by First Union National Bank plus .25%. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Borrowers which in aggregate total $34,947,000 on January 30, 2000.

     Working capital (which excludes amounts due under the revolving credit facility) on January 30, 2000 was $10,846,000 compared to $9,098,000 on October 31, 1999. The increase in working capital during the first quarter of fiscal 2000, primarily due to an increase in accounts receivable and a decrease in short term liabilities, was financed by the Company's revolving credit line. The Company believes its currently available cash, anticipated cash flow from operations and availability under its credit facility is sufficient to fund its operations in the near-term.

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

PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11.1 Statement re Computation of Per Share Earnings for the quarters ended January 31, 1999 and January 30, 2000.

     27    Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports for Form 8-K filed by the Company during the quarter ended January 30, 2000.

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


                                     Alpha Technologies Group, Inc.
                                     ------------------------------
                                     (Registrant)



Date: March 15, 2000                 By:  /s/ Lawrence Butler
                                        ---------------------------
                                        Lawrence Butler
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



Date: March 15, 2000                 By:  /s/ Johnny J. Blanchard
                                        ---------------------------
                                        Johnny J. Blanchard
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

EXHIBIT INDEX

   Exhibit                                                             Page No.
   -------                                                             --------

11.1 Statement re Computation of Per Share Earnings for the quarters ended January 31, 1999 and January 30, 2000.

27    Financial Data Schedule