Form 10-Q
period 2000-04-30
ALPHA TECHNOLOGIES GROUP INC
filed 2000-06-06
CIK 710807

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2000

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                        ALPHA TECHNOLOGIES GROUP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                                                                   76-0079338
------------------------------------------------------                  ------------------------------------------------------
 (State or other jurisdiction of incorporation                                   (I.R.S. Employer Identification No.)
                or organization)


                  306 Pasadena Ave. South Pasadena, CA 91030
                  ------------------------------------------
                   (Address of principal executive offices)

                                 (626) 799-9171
                                 --------------
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X        No __
                                               ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.03 par value                     6,670,812
     ----------------------------                     ---------
               Class                          Outstanding at May 30, 2000

                        ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                APRIL 30, 2000


                               TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
PART I          FINANCIAL INFORMATION..........................................................         3

ITEM 1.         FINANCIAL STATEMENTS...........................................................         3
   CONSOLIDATED BALANCE SHEETS - OCTOBER  31, 1999 AND APRIL 30, 2000..........................         3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS
ENDED MAY 2, 1999 AND APRIL 30, 2000...........................................................         4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE QUARTERS AND
SIX MONTHS ENDED MAY 2, 1999 AND APRIL 30, 2000................................................         5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MAY 2, 1999
AND APRIL 30, 2000.............................................................................         6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................         7

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................        10


PART II - OTHER INFORMATION....................................................................        14

PART I      FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - OCTOBER 31, 1999 AND APRIL 30, 2000

                (In Thousands, Except Share and Per Share Data)

                                                                                       October 31,       April 30,
                                                                                           1999             2000
                                                                                       -----------      --------------
                                                                                                          (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash                                                                              $       354       $         274
     Accounts receivable, net                                                                9,482              10,368
     Inventories, net                                                                        7,790               8,243
     Prepaid expenses                                                                          863               1,080
                                                                                       -----------       -------------
          Total current assets                                                              18,489              19,965

PROPERTY AND EQUIPMENT, at cost                                                             22,300              22,983
     Less -- Accumulated depreciation and amortization                                      10,838              12,363
                                                                                       -----------       -------------
          Property and equipment, net                                                       11,462              10,620

GOODWILL, net                                                                                2,559               2,427

OTHER ASSETS, net                                                                            2,339               2,315
                                                                                       -----------       -------------
                   TOTAL ASSETS                                                        $    34,849       $      35,327
                                                                                       ===========       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                                                           $     4,518       $       4,511
     Accrued compensation and related benefits                                               1,670               1,480
     Other accrued liabilities                                                               1,983               1,176
     Current portion of long-term debt                                                       1,220               1,229
                                                                                       -----------       -------------
          Total current liabilities                                                          9,391               8,396

REVOLVING CREDIT FACILITY                                                                    2,799                 967
LONG-TERM DEBT                                                                               3,960               3,340

OTHER LONG-TERM LIABILITIES                                                                    197                 173

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; shares authorized 180,000                                  -                   -
     Common stock, $.03 par value; shares authorized 17,000,000; issued
          7,959,007 at October 31, 1999 and 8,059,697 at April 30, 2000                        239                 242
     Additional paid in -- capital                                                          43,828              43,984
     Retained deficit                                                                      (19,739)            (15,963)
     Accumulated other comprehensive loss                                                      (22)                 (8)
     Treasury stock, at cost (1,394,353 common shares at October 31, 1999 and
         April 30, 2000)                                                                    (5,804)             (5,804)
                                                                                       -----------       -------------
                     TOTAL STOCKHOLDERS' EQUITY                                             18,502              22,451
                                                                                       -----------       -------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    34,849       $      35,327
                                                                                       ===========       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED
                        MAY 2, 1999 AND APRIL 30, 2000

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                                     Quarter Ended                     Six Months Ended
                                                             ----------------------------       ---------------------------

                                                               May 2,           April 30,         May 2,         April 30,
                                                                1999              2000             1999            2000
                                                             ---------          ---------       ---------        ---------
SALES                                                        $  16,164          $  18,001       $  32,475        $  34,863

COST OF SALES                                                   12,016             12,777          24,418           24,830
                                                             ---------          ---------       ---------        ---------
     Gross profit                                                4,148              5,224           8,057           10,033

OPERATING EXPENSES
     Research and development                                      176                202             374              425
     Selling, general and administrative                         2,870              2,831           5,788            5,569
                                                             ---------          ---------       ---------        ---------
          Total operating expenses                               3,046              3,033           6,162            5,994
                                                             ---------          ---------       ---------        ---------

OPERATING INCOME                                                 1,102              2,191           1,895            4,039

INTEREST INCOME (EXPENSE), net                                    (226)              (199)           (484)            (414)
OTHER INCOME (EXPENSE), net                                        (15)               169             (46)             151
                                                             ---------          ---------       ---------        ---------
INCOME BEFORE TAXES                                                861              2,161           1,365            3,776

PROVISION (BENEFIT) FOR INCOME TAXES                                 -                  -               -                -
                                                             ---------          ---------       ---------        ---------
NET INCOME                                                   $     861          $   2,161       $   1,365        $   3,776
                                                             =========          =========       =========        =========
BASIC AND DILUTED NET INCOME PER SHARE
             Basic                                           $    0.12          $    0.33       $    0.20        $    0.57
                                                             =========          =========       =========        =========
             Diluted                                         $    0.12          $    0.30       $    0.20        $    0.53
                                                             =========          =========       =========        =========
SHARES USED IN COMPUTING NET INCOME
       PER SHARE
             Basic                                               6,933              6,615           6,933            6,615
                                                             =========          =========       =========        =========
             Diluted                                             7,013              7,167           6,960            7,147
                                                             =========          =========       =========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE QUARTERS AND SIX MONTHS ENDED MAY 2, 1999 AND APRIL 30, 2000

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                     Quarter Ended                    Six Months Ended
                                                ------------------------          ------------------------
                                                 May 2,        April 30,           May 2,        April 30,
                                                  1999           2000               1999            2000
                                                --------      ----------          -------        ---------
NET INCOME                                        $  861          $2,161           $1,365           $3,776

OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustment           8              --               81               14
                                                --------      ----------          -------        ---------
COMPREHENSIVE INCOME                              $  869          $2,161           $1,446           $3,790
                                                ========      ==========          =======        =========

  The accompanying notes are an integral part of these consolidated financial statements

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED MAY 2, 1999 AND APRIL 30, 2000

                                  (Unaudited)
                                (In Thousands)

                                                                                             May 2,            April 30,
                                                                                              1999               2000
                                                                                           ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $  1,365            $  3,776
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                                         1,613               1,676
          Stock option compensation expense                                                        47                  --
          Cumulative translation adjustment                                                         6                  14
          Changes in assets and liabilities:
              Increase in accounts receivable                                                     (13)               (886)
              Decrease (Increase) in inventory                                                  1,602                (453)
              Increase in prepaid expenses                                                       (416)               (217)
              Decrease in accounts payable                                                     (2,032)                 (7)
              Decrease in accrued compensation and related benefits                              (258)               (190)
              Decrease in other liabilities                                                      (766)               (831)
                                                                                           ----------         -----------
                 Net cash provided by operating activities                                      1,148               2,882

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                               97                  --
     Purchase of property and equipment, net                                                     (253)               (683)
     Decrease in other assets, net                                                                 --                   5
                                                                                           ----------         -----------
                 Net cash used in investing activities                                           (156)               (678)
                                                                                           ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                         3                 159
     Proceeds from revolving credit lines                                                      29,164              32,127
     Payments on revolving credit lines                                                       (33,141)            (33,959)
     Proceeds from term debt                                                                    5,836                  --
     Payments on term debt                                                                     (3,843)               (611)
                                                                                           ----------         -----------
                 Net cash used in financing activities                                         (1,981)             (2,284)

NET DECREASE IN CASH                                                                             (989)                (80)
                                                                                           ----------         -----------

CASH, beginning of period                                                                       1,387                 354
                                                                                           ----------         -----------

CASH, end of period                                                                          $    398            $    274
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

(3)  Inventories

     Inventories consisted of the following on    October 31,     April 30,
     (in thousands):                                 1999           2000
                                                  -----------    ----------

     Raw materials and components                     $ 5,439       $ 5,162
     Work in process                                    2,548         2,817
     Finished goods                                     2,194         1,937
                                                  -----------    ----------
                                                       10,181         9,916
     Valuation reserve                                 (2,391)       (1,673)
                                                  -----------    ----------
                                                      $ 7,790       $ 8,243
                                                  ===========    ==========

Inventory reserves decreased due to the write off of inventory which was reserved for in prior years.

(4)    Business Segment Information

       The Company's management evaluated performance based on operating income. Summarized financial information by business segment (in thousands):

                                                    Quarter Ended                            Six Months Ended
                                                    -------------                            -----------------
                                                May 2,             April 30,              May 2,            April 30,
                                                 1999                 2000                 1999                2000
                                            --------------       --------------       -------------        --------------
Net sales:
----------
   Thermal management products                      $11,897              $14,057              $23,596              $27,242
   Connector products                                 2,770                2,384                5,768                4,579
   Subsystems                                         1,497                1,560                3,111                3,042
                                                    -------              -------              -------              -------
              Total                                  16,164               18,001               32,475               34,863
                                                    =======              =======              =======              =======

Operating income (loss) before interest,
----------------------------------------
other income(expense) and corporate
-----------------------------------
allocation:
-----------
   Thermal management products                      $ 1,339              $ 2,387              $ 2,306              $ 4,325
   Connector products                                   222                  231                  597                  455
   Subsystems                                            92                  119                  194                  302
   Corporate                                           (551)                (546)              (1,202)              (1,043)
                                                    -------              -------              -------              -------
              Total                                   1,102                2,191                1,895                4,039
                                                    =======              =======              =======              =======


Total assets:
-------------
   Thermal management products                      $24,078              $24,958              $24,078              $24,958
   Connector products                                 6,555                4,881                6,555                4,881
   Subsystems                                         3,265                2,710                3,265                2,710
   Corporate                                          2,417                2,778                2,417                2,778
   Intercompany Elimination                          (1,184)                  --               (1,184)                  --
                                                    -------              -------              -------              -------
              Total                                  35,131               35,327               35,131               35,327
                                                    =======              =======              =======              =======

Depreciation and amortization:
------------------------------
   Thermal management products                      $   623              $   656              $ 1,259              $ 1,336
   Connector products                                   130                  125                  253                  244
   Subsystems                                            45                   41                   90                   85
   Corporate                                              5                    6                   11                   11
                                                    -------              -------              -------              -------
              Total                                     803                  828                1,613                1,676
                                                    =======              =======              =======              =======


Capital Expenditures:
---------------------
   Thermal management products                      $    26              $   263              $   169              $   492
   Connector products                                    13                   72                   49                  108
   Subsystems                                            23                   --                   35                   41
   Corporate                                             --                   34                   --                   42
                                                    -------              -------              -------              -------
              Total                                      62                  369                  253                  683
                                                    =======              =======              =======              =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


Results of Operations
---------------------

Quarter to Quarter Comparison
-----------------------------

     Net Income. Net income for the second quarter of fiscal 2000 increased to $2,161,000 from $861,000 for the 1999 quarter. The increase in net income is primarily due to the increase in sales and gross margin from the Company's thermal management business. Net income does not include a tax provision due to the Company's utilization of its net operating loss carryforwards.

     Income from thermal management operations for the second quarter of fiscal 2000, before the allocation of Alpha corporate expenses ("corporate allocation"), was $2,387,000 compared to $1,339,000 for the fiscal 1999 quarter. Results from operations increased primarily due to an increase in sales and gross margin. Income from operations for the connector products segment, before corporate allocation, for the second quarter of fiscal 2000 was $231,000 compared to $222,000 for the 1999 quarter. Income from the Company's subsystems operation for the second quarter of fiscal 2000, before corporate allocation, was $119,000 compared to $92,000 for the second quarter of fiscal 1999.

     Sales.   Sales for the second quarter of fiscal 2000 increased 11.4% to
$18,001,000 from $16,164,000 for the same period of fiscal 1999, due to the 18.2% increase in thermal management sales to $14,057,000 from $11,897,000. Management believes that the increase in sales is due to the Company's ability to serve its thermal management customers including improvements in customer service, shorter lead times, and better on-time delivery.

     Connector sales were $2,384,000 during the second quarter of fiscal 2000 compared to $2,770,000 during the prior fiscal year second quarter. Management believes that the 13.9% decrease during fiscal 2000 was due to the weakness in the military-aerospace and commercial aircraft markets. Subsystems sales were $1,560,000 during the second quarter of fiscal 2000 compared to $1,497,000 during the prior fiscal year's second quarter.

     Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the second quarter of fiscal 2000 was 29.0% compared to 25.7% for the 1999 fiscal quarter. The thermal management segment's gross profit percentage increased to 29.0% in the second quarter of fiscal 2000 from 25.1% for the fiscal 1999 quarter as a result of the increase in sales and the effects of programs to forgo lower margin sales, enhance productivity and lower costs. In addition, the Company continues to focus on manufacturing efficiencies. In the second quarter of fiscal 1999, the thermal management segment's cost of sales included $169,000 in severance and moving costs which had the effect of reducing the gross profit percentage.

     The connector segment's gross profit percentage increased to 32.0% for the second quarter of fiscal 2000 from 28.5% for the 1999 quarter. This increase was due to the effects of programs to enhance productivity and lower costs. The gross profit percentage at the Company's subsystems operation was 24.3% for the second quarter of fiscal 2000 compared to 25.1% for the 1999 quarter.

     Interest and Other Income (Net).   Interest expense was $199,000 and
$231,000 for the second quarter of fiscal 2000 and 1999, respectively. This decrease was due to a decrease in the average outstanding borrowing base partially offset by an increase in the effective interest rate paid on outstanding debt. The effective interest rate increased due to the market increase in the base rate used to calculate the interest charged on the Company's debt (See "Liquidity and Capital Resources" below). The Company recorded other income (net) for the second quarter of fiscal 2000 of $169,000 which was primarily a result of the reversal of a $160,000 accrual expensed in prior periods for the environmental litigation at the Company's Lockhart facility. In April 2000, the parties reached a settlement under which the suit was dismissed.


Six Months to Six Months Comparison
-----------------------------------

     Net Income. Net income for the first six months of fiscal 2000 was $3,776,000 compared to net income of $1,365,000 for the first six months of fiscal 1999. The increase in net income is primarily due to the increase in sales and gross margin from the Company's thermal management business. Net income does not include a tax provision due to the Company's net operating loss carryforwards.

     Income from thermal management operations for the first six months of fiscal 2000, before the allocation of Alpha corporate expenses ("corporate allocation"), was $4,325,000 compared to $2,306,000 for the 1999 period. This increase was primarily due to an increase in sales and gross margin. Income from operations for the connector products segment for the first six months of fiscal 2000, before corporate allocation, was $455,000 compared to $597,000 for the first six months of fiscal 1999. The decrease in income was primarily due to lower sales, which is discussed further below. Income from operations from the Company's subsystems business for the first six months of fiscal 2000, before corporate allocation, was $302,000 compared to $194,000 for the first six months of fiscal 1999. The increase was primarily due to an increase in gross profit margin in the first quarter of fiscal 2000.

     Sales. The Company's sales for the first six months of fiscal 2000 increased to $34,863,000 from $32,475,000 for the same period of fiscal 1999. Thermal management sales increased 15.5% to $27,242,000 for the first half of fiscal 2000 from $23,596,000 for the first six months of fiscal 1999. Management believes that the increase in sales is due to the Company's ability to serve its thermal management customers including improvements in customer service, shorter lead times, and better on-time delivery.

     Connector sales were $4,579,000 during the first six months of fiscal 2000 compared to $5,768,000 during the prior fiscal year period. Management believes that the 20.6% decrease during fiscal 2000 was due to the weakness in the military-aerospace and commercial aircraft markets. Subsystems sales were $3,042,000 during the first six months of fiscal 2000 compared to $3,111,000 during the prior fiscal year's period.

     Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the first six months of fiscal 2000 was 28.8% compared to 24.8% for the 1999 period. The thermal management segment's gross profit percentage was 28.4% and 23.5% for the first six months of fiscal 2000 and 1999, respectively. This increase was due to the effects of programs to forgo lower margin sales, enhance productivity and lower costs. In addition, the Company has continued to focus on manufacturing efficiencies. In the second quarter of fiscal 1999, the thermal management segment's cost of sales included $169,000 in severance and moving costs, which had the effect of reducing the gross profit percentage.

     The connector products segment's gross profit percentage increased to 32.2% for the first six months of fiscal 2000 from 30.4% for the 1999 period. This increase was due to the effects of programs to enhance productivity and lower costs. The gross profit percentage at the Company's subsystems operation increased to 27.4% for the first six months of fiscal 2000 from 24.4% for the 1999 period. This increase was due to a lower material percentage for the mix of product shipped in the first quarter of fiscal 2000 verses the mix of product shipped in the first quarter of 1999.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the six months of fiscal 2000 were $5,569,000, or 16.0% of sales, compared to $5,788,000, or 17.8% of sales, for the 1999 period which included $180,000 accrued in the first quarter of 1999 for the cancellation of a contractual obligation. SG&A expenses (excluding the $180,000 accrual in fiscal 1999) were essentially flat. SG&A expenses (excluding the additional accrual in 1999), as a percentage of sales, decreased due to higher sales volume (without additional SG&A expenses) in the first half of 2000 as compared to the prior year.

     Interest and Other Income (Net).   Interest expense was $414,000 and
$500,000 for the first six months of fiscal 2000 and 1999, respectively. This decrease was due to a decrease in the average outstanding borrowing base partially offset by an increase in the effective interest rate paid on outstanding debt. The effective interest rate increased due to the market increase in the base rate used to calculate the interest charged on the Company's debt (See "Liquidity and Capital Resources" below). The Company recorded other income
(net) for the first six months of fiscal 2000 of $151,000 which was primarily a result of a $160,000 reversal of the accrual expensed in prior periods for environmental litigation related to the Company's Lockhart facility. In April 2000, the parties reached a settlement under which the suit was dismissed.

Liquidity and Capital Resources

     On April 30, 2000, the Company had cash of approximately $274,000 compared to $354,000 on October 31, 1999. The Company is able to operate with a low level of cash because of its ability to draw on its revolving credit line daily. For the six months ended April 30, 2000, $2,882,000 in cash was provided by operating activities. During the first half of fiscal 2000, $683,000 was used in investing activities for capital equipment purchases which were made to improve manufacturing capabilities and to refurbish and upgrade existing machinery. The Company used $2,443,000 to reduce debt for first six months of fiscal 2000.

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

     On April 30, 2000, $967,000 was outstanding on the revolving credit facility with interest accruing at the prime rate announced by First Union National Bank plus .25% (9.25% per annum on April 30, 2000). There is an unused line fee equal to .5% per annum on the difference between $10,500,000 and the average daily outstanding principal balance of Revolving Loans during each month payable monthly in arrears on the first day of each month. The $5,400,000 term note accrues interest at the prime rate announced by First Union National Bank plus .25% (9.25% per annum on April 30, 2000) and is payable in fifty-nine (59) equal monthly installments of $90,000 beginning April 30, 1999 and a final installment equal to all unpaid principal on March 31, 2004, together, in each instance, with interest thereon to the date of payment. On April 30, 2000, $4,320,000 was outstanding on the term loan and there were no borrowings on the equipment acquisition facility. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Borrowers which in aggregate total $35,327,000 on April 30, 2000.

     Working capital (which excludes amounts due under the revolving credit facility) on April 30, 2000 was $11,569,000 compared to $9,098,000 on October 31, 1999. The increase in working capital during the first six months of fiscal 2000, primarily due to an increase in accounts receivable and a decrease in short term liabilities, was financed by the Company's revolving credit line. The Company believes its currently available cash, anticipated cash flow from operations and availability under its credit facility is sufficient to fund its operations in the near-term.

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

PART II - OTHER INFORMATION


ITEM 1.      Legal Proceedings


     Litigation Dismissed April 2000.   During 1997, Aerospace Aluminum Heat
     -------------------------------
Treating, Inc. ("AAHT") instituted an action in the United States District Court for the Central District of California against Soco-Lynch Corporation and the Company's Lockhart subsidiary. AAHT operates a facility neighboring Lockhart's facility in Paramount, California. The complaint alleged that Lockhart released certain hazardous chemicals into the ground, and that some of these chemicals have contaminated the ground and/or groundwater below the AAHT facility and an adjoining property. The complaint also alleged that Soco-Lynch is a supplier of industrial chemicals, and that Soco-Lynch spilled certain chemicals at the AAHT facility.

     Testing was conducted and led to results that, in the opinion of Lockhart's expert consultants, suggest that contamination flowed from the AAHT property to
the Lockhart property, rather than the other way around.   In April 2000, the
parties reached a settlement under which the suit was dismissed without any payment by the Company.

     There are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened.

ITEM 4.    Submission of Matters to a Vote of Security Holders


     At the Company's annual meeting of stockholders held on April 18, 2000 in New York, New York the stockholders elected the following management nominees:

     Nominee                        Votes For          Votes Withheld
     -------                        ---------          --------------
     Marshall D. Butler             6,331,766               2,600
     Lawrence Butler                6,331,766               2,600
     Donald K. Grierson             6,331,766               2,600
     Frederic A. Heim               6,330,566               3,800
     Dr. Kenneth W. Rind            6,331,766               2,600
     Robert C. Streiter             6,331,766               2,600

ITEM 6.       Exhibits and Reports on Form 8-K



(a)  Exhibits
     --------

          10.19 Amendment to Lease between Cummings Properties Management, Inc. and Wakefield Engineering, Inc.

          11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended May 2, 1999 and April 30, 2000.

          27.1   Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------

     There were no reports for Form 8-K filed by the Company during the quarter ended April 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Alpha Technologies Group, Inc.
                                          --------------------------------------
                                          (Registrant)


Date:  June 6, 2000                      By:  /s/ Lawrence Butler
      -----------------------------         ------------------------------------
                                            Lawrence Butler
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)



Date:  June 6, 2000                      By:  /s/ Johnny J. Blanchard
     ------------------------------         ------------------------------------
                                            Johnny J. Blanchard
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)

EXHIBIT INDEX

     Exhibit                                                           Page No.
     -------                                                           --------

          10.19 Amendment to Lease between Cummings Properties Management, Inc. and Wakefield Engineering, Inc.


          11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended May 2, 1999 and April 30, 2000.

          27.1   Financial Data Schedule