Form 10-K405/A
period 1999-10-31
ALPHA TECHNOLOGIES GROUP INC
filed 2000-06-28
CIK 710807

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                  FORM 10-K/A

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 1999

 Commission file number 0-14365
                            ----------------------
                         ALPHA TECHNOLOGIES GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  76-0079338
   (State or other jurisdiction of          (I.R.S. Employer Identification NO.)
    incorporation or organization)
         306 Pasadena Avenue
          South Pasadena, CA                               91030
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code:  626.799.9171
                            ----------------------
        Securities registered under Section 12 (b) of the Exchange Act:
                                      None
        Securities registered under Section 12 (g) of the Exchange Act:
                          Common Stock, $.03 par value
                          ----------------------------
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X NO___
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

 State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                        $25,958,596 at January 21, 2000
 Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
        Common Stock,  6,591,255 shares outstanding at January 21, 2000


                            ----------------------

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 31, 1999 as set forth in the pages attached hereto:

          Item 14(a)(3)  Exhibits.

          Exhibit 99.1   Annual Report on Form 11-K for the
                         fiscal year ended December 31, 1999 for the ATGI 401(k) Plan


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                         ALPHA TECHNOLLGIES GROUP, INC.



                         By:  /s/ Johnny J. Blanchard
                              ------------------------
                              Johnny J. Blanchard
                              Principal Accounting Officer

Dated:  June 28, 2000

                                 EXHIBIT INDEX


                                                            Sequentially
   Exhibit                                                      Numbered
   Number      Description of Exhibit                               Page

   99.1        Annual Report on Form 11-K for the year ended
               December 31, 1999 for the ATGI 401K PLAN