Form 10-Q
period 2000-07-30
ALPHA TECHNOLOGIES GROUP INC
filed 2000-09-11
CIK 710807

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________


                        Commission File Number 0-14365

                        ALPHA TECHNOLOGIES GROUP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                      76-0079338
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                      11990 San Vicente Blvd., Suite 350
                      ----------------------------------
                   (Address of principal executive offices)

                                (310) 566-4005
                                --------------
             (Registrant's telephone number, including area code)


                  306 Pasadena Ave. South Pasadena, CA 91030
                  ------------------------------------------
                (Former address of principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]    No __
                                                 ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.03 par value                   6,742,445
          ----------------------------                  -----------
                     Class                    Outstanding at August 31, 2000

                        ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                 JULY 30, 2000


                               TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                   --------
PART I    FINANCIAL INFORMATION.....................................................................  3

ITEM 1.   FINANCIAL STATEMENTS......................................................................  3
CONSOLIDATED BALANCE SHEETS - OCTOBER 31, 1999 AND JULY 30, 2000....................................  3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED
AUGUST 1, 1999 AND JULY 30, 2000....................................................................  4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE QUARTERS AND
NINE MONTHS ENDED AUGUST 1, 1999 AND JULY 30, 2000..................................................  5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED AUGUST 1, 1999
AND JULY 30, 2000...................................................................................  6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................................  7
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS....................................................................................... 10

PART II - OTHER INFORMATION......................................................................... 15

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - OCTOBER 31, 1999 AND JULY 30, 2000

                (In Thousands, Except Share and Per Share Data)

                                                                                           Restated
                                                                                          October 31,     July 30,
                                                                                             1999           2000
                                                                                          ------------   -----------
                                                                                                         (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                                                                 $   233       $12,492
     Accounts receivable, net                                                                    7,092         9,461
     Inventories, net                                                                            5,004         6,289
     Net assets of discontinued operations                                                       6,061         1,947
     Prepaid expenses                                                                              700           939
                                                                                          ------------   -----------
          Total current  assets                                                                 19,090        31,128

PROPERTY AND EQUIPMENT, at cost                                                                 18,165        19,532
     Less - Accumulated depreciation and amortization                                            8,467        10,279
                                                                                          ------------   -----------
          Property and equipment, net                                                            9,698         9,253

GOODWILL, net                                                                                    1,883         1,747

OTHER ASSETS, net                                                                                2,291         2,234
                                                                                          ------------   -----------
                   TOTAL ASSETS                                                                $32,962       $44,362
                                                                                          ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                                                                   $ 3,836       $ 5,519
     Accrued compensation and related benefits                                                   1,325         1,617
     Other accrued liabilities                                                                   1,496         1,715
     Current portion of long-term debt                                                           1,080         1,080
                                                                                          ------------   -----------
          Total current liabilities                                                              7,737         9,931

REVOLVING CREDIT FACILITY                                                                        2,799             -
LONG-TERM DEBT                                                                                   3,780         2,470

OTHER LONG-TERM LIABILITIES                                                                        144           129

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; shares authorized 180,000                                      -             -
     Common stock, $.03 par value; shares authorized 17,000,000; issued
          7,959,007 at October 31, 1999 and 8,095,899 at July 30, 2000                             239           243
     Additional paid - in capital                                                               43,828        44,252
     Retained deficit                                                                          (19,739)       (6,859)
     Accumulated other comprehensive loss                                                          (22)           --
     Treasury stock, at cost (1,394,353 common shares at October 31, 1999 and
         July 30, 2000)                                                                         (5,804)       (5,804)
                                                                                          ------------   -----------
                     TOTAL STOCKHOLDERS' EQUITY                                                 18,502        31,832
                                                                                          ------------   -----------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $32,962       $44,362
                                                                                          ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED
                       AUGUST 1, 1999 AND JULY 30, 2000

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                   Quarter Ended            Nine Months Ended
                                                               ----------------------     ----------------------
                                                               Restated                   Restated
                                                               August 1,     July 30,     August 1,     July 30,
                                                                 1999          2000         1999          2000
                                                               ---------    ---------     ---------     --------
SALES                                                            $12,056      $16,244       $35,652      $43,486

COST OF SALES                                                      8,893       11,167        26,944       30,683
                                                               ---------    ---------     ---------     --------
     Gross profit                                                  3,163        5,077         8,708       12,803

OPERATING EXPENSES
     Research and development                                        185          212           559          637
     Selling, general and administrative                           1,954        2,231         5,971        6,250
                                                               ---------    ---------     ---------     --------
          Total operating expenses                                 2,139        2,443         6,530        6,887
                                                               ---------    ---------     ---------     --------

OPERATING INCOME                                                   1,024        2,634         2,178        5,916

INTEREST INCOME (EXPENSE), net                                      (205)        (158)         (716)        (556)
OTHER INCOME (EXPENSE), net                                            1          (27)           22          149
                                                               ---------    ---------     ---------     --------
INCOME BEFORE TAXES                                                  820        2,449         1,484        5,509

PROVISION FOR INCOME TAXES                                            --          (50)            -          (50)
                                                               ---------    ---------     ---------     --------

INCOME BEFORE DISCONTINUED OPERATIONS                                820        2,399         1,484        5,459

GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income tax            --        6,478            --        6,478

INCOME FROM DISCONTINUED OPERATIONS, net of income tax               382          227         1,083          943
                                                               ---------    ---------     ---------     --------
NET INCOME                                                       $ 1,202      $ 9,104       $ 2,567      $12,880
                                                               =========    =========     =========     ========

EARNINGS PER COMMON SHARE
      BASIC
      -----
         Income before discontinued operations                   $  0.12      $  0.36       $  0.21      $  0.81
         Gain on sale of discontinued operations                      --      $  0.97            --      $  0.97
         Income from discontinued operations                     $  0.05      $  0.03       $  0.16      $  0.14
                                                               ---------    ---------     ---------     --------
            NET INCOME                                           $  0.17      $  1.36       $  0.37      $  1.92
                                                               =========    =========     =========     ========

     DILUTED
     -------
         Income before discontinued operations                   $  0.11      $  0.32       $  0.21      $  0.75
         Gain on sale of discontinued operations                      --      $  0.87            --      $  0.88
         Income from discontinued operations                     $  0.06      $  0.03       $  0.15      $  0.13
                                                               ---------    ---------     ---------     --------
            NET INCOME                                           $  0.17      $  1.22       $  0.36      $  1.76
                                                               =========    =========     =========     ========

SHARES USED IN COMPUTING NET INCOME
       PER SHARE
             Basic                                                 6,944        6,692         6,937        6,700
                                                               =========    =========     =========     ========
             Diluted                                               7,235        7,470         7,062        7,320
                                                               =========    =========     =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE QUARTERS AND NINE MONTHS ENDED AUGUST 1, 1999 AND JULY 30, 2000

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                   Quarter Ended            Nine Months Ended
                                                               ----------------------     ----------------------
                                                               Restated                   Restated
                                                               August 1,     July 30,     August 1,     July 30,
                                                                 1999          2000         1999          2000
                                                               ---------    ---------     ---------     --------
NET INCOME                                                        $1,202       $9,104        $2,567      $12,880

OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustment                           3           15            86           29
                                                               ---------    ---------     ---------     --------
COMPREHENSIVE INCOME                                              $1,205       $9,119        $2,653      $12,909
                                                               =========    =========     =========     ========

  The accompanying notes are an integral part of these consolidated financial statements

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED AUGUST 1, 1999 AND JULY 30, 2000

                                  (Unaudited)
                                (In Thousands)

                                                                                               Restated
                                                                                              August 1,        July 30,
                                                                                                 1999            2000
                                                                                              ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                $  2,567        $ 12,880
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                                           1,924           1,977
          Gain on sale of equipment                                                                   9              --
          Income from discontinued operation                                                     (1,083)           (943)
          Gain on sale of discontinued operation                                                     --          (6,478)
          Net cash provided by discontinued operation                                             1,705           1,124
          Stock option compensation expense                                                          56              --
          Cumulative translation adjustment                                                          86              15
          Changes in assets and liabilities:
              Increase in accounts receivable                                                      (123)         (2,369)
              Decrease (increase) in inventory                                                    1,451          (1,285)
              Increase in prepaid expenses                                                         (374)           (264)
              Increase (decrease) in accounts payable                                            (1,791)            987
              Increase in accrued compensation and related benefits                                 137             292
              Decrease in other liabilities                                                        (600)           (720)
                                                                                              ----------       --------
                     Net cash provided by operating activities                                    3,964           5,216

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                                 81              --
     Proceeds from business divestiture                                                              --          12,300
     Purchase of property and equipment                                                            (512)         (1,367)
     Decrease in other assets, net                                                                    2              28
                                                                                              ----------       --------
                   Net cash (used in) provided by investing activities                             (429)         10,961
                                                                                              ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                          31             191
     Proceeds from revolving credit lines                                                        43,131          49,752
     Payments on revolving credit lines                                                         (49,124)        (52,551)
     Proceeds from term debt                                                                      5,400              --
     Payments on term debt                                                                       (4,064)         (1,310)
                                                                                              ----------       --------
                 Net cash used in financing activities                                           (4,626)         (3,918)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             (1,091)         12,259
                                                                                              ----------       --------

CASH AND CASH EQUIVALENTS, beginning of period                                                    1,387             233
                                                                                              ----------       --------

CASH AND CASH EQUIVALENTS, end of period                                                       $    296        $ 12,492
                                                                                              ==========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization

     Alpha Technologies Group, Inc. ("Alpha" or the "Company"), through its wholly owned subsidiaries, manufactures thermal management products and custom designed subsystems.

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

     During the third quarter of fiscal 2000, the Company's connector operation was sold and the subsystems operation was reclassified as an asset held for sale so that the Company could focus on its growing thermal management business. (See Footnote 4: Discontinued Operations)


(2)  Restated and Consolidated Financial Statements

     On July 28, 2000, the Company sold its connector business located in South Pasadena, California and Swindon England, which operated under the trade names Microdot Connectors and Microdot Connectors Europe, Ltd. to Tyco Electronics Corporation. The 1999 financial statements have been restated to reclassify (i) the assets and liabilities of such business to "Net Assets of Discontinued Operation" and (ii) the results of such business to "income from discontinued operation". In addition, the board has approved the sale of the Company's subsystems business. Accordingly, the 1999 financial statements have also been restated to reclassify (i) the assets and liabilities of Alpha's subsystem business to "Net Assets of Discontinued Operation" and (ii) the results of such business to "income from discontinued operation".

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

(3)  Inventories

     Inventories consisted of the following on                 Restated
      (in thousands):                                         October 31,      July 30,
                                                                 1999            2000
                                                              -----------     ----------
     Raw materials and components                                 $ 2,260         $2,576
     Work in process                                                1,882          2,439
     Finished goods                                                 2,024          1,716
                                                              -----------     ----------
                                                                    6,166          6,731
     Valuation reserve                                             (1,162)          (442)
                                                              -----------     ----------
                                                                  $ 5,004         $6,289
                                                              ===========     ==========

Inventory reserves decreased due to the write off of inventory which was reserved for in prior years.

(4)  Discontinued Operations

     On July 28, 2000, pursuant to a Stock Purchase Agreement (the "Agreement"), the Company sold its connector business, Uni-Star Industries, Inc. ("Uni-Star" or the "Business") to Tyco Electronics Corporation and Tyco Electronics UK Ltd. (the "Buyer"). The sale included 100% of the outstanding stock of Uni-Star Industries, Inc. and Microdot Connectors Europe, Ltd. (a wholly owned UK subsidiary of Uni-Star) and the agreement by Alpha and certain of their affiliates not to engage in the connector business for five years.

     Alpha received $12,300,000, in cash subject to reduction if Uni-Star's Net Assets (as defined in the Stock Purchase Agreement) is determined to be less than $3,986,000 as of the closing date. The purchase price was a negotiated amount between Buyer and Seller. The sale resulted in a gain of approximately $6,478,000, net of state income tax expense of $640,000. The tax provision recorded on the gain on sale is not at statutory rates due to the Company's utilization of its net operating loss carryforwards.

     In addition, the board has approved the sale of the Company's subsystems business (Malco Technologies, Inc.). Accordingly, the results of operations for the Company's connector business which was sold and its sub-systems business are reflected in the accompanying consolidated financial statements as discontinued operations. Previously these businesses were reported as the "Connector Segment" and "Subsystems segment" for reporting purposes.

Summary operating results of the discontinued operations are as follows:

Connector Operations - Sold July 28, 2000                                   Quarter Ended               Nine Months Ended
                                                                       -------------------------    -------------------------
(in thousands)                                                          August 1,      July 30,      August 1,      July 30,
                                                                          1999           2000           1999          2000
                                                                       -----------    ----------    -----------    ----------
Sales                                                                       $2,504        $2,479         $8,272        $7,058
Costs and expenses                                                           2,264         2,304          7,519         6,463
                                                                       -----------    ----------    -----------    ----------
     Net income of discontinued operation sold                              $  240        $  175         $  753        $  595
                                                                       ===========    ==========    ===========    ==========

Subsystems Operations Held For Sale                                         Quarter Ended               Nine Months Ended
                                                                       -------------------------    -------------------------
(in thousands)                                                          August 1,      July 30,      August 1,      July 30,
                                                                          1999           2000           1999          2000
                                                                       -----------    ----------    -----------    ----------
Sales                                                                       $1,509        $1,250         $4,620        $4,292
Costs and expenses                                                           1,367         1,198          4,290         3,944
                                                                       -----------    ----------    -----------    ----------
      Net income of discontinued operation held for sale                    $  142        $   52         $  330        $  348
                                                                       ===========    ==========    ===========    ==========

     No income tax provision was provided in income from discontinued operations due to the Company's use of its net operating loss carryforwards.

Summary Balance Sheet Data For Connector Operation -- Sold July 28, 2000

                                                    October 31,
                                                       1999
                                                   -------------
     Current assets                                       $3,212
     Property plant and equipment                          1,515
     Non-current assets                                      244
     Current liabilities                                    (836)
     Non-current liabilities                                (149)
                                                   -------------
                                                          $3,986
                                                   =============

Summary Balance Sheet Data For Subsystem Operation Held For Sale

                                                    October 31,       July 30,
                                                       1999             2000
                                                   -------------     ----------
     Current assets                                       $2,248         $2,102
     Property plant and equipment                            249            204
     Non-current assets                                      480            444
     Current liabilities                                    (818)          (778)
     Non-current liabilities                                 (84)           (25)
                                                   -------------     ----------
                                                          $2,075         $1,947
                                                   =============     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

     On July 28, 2000, pursuant to a Stock Purchase Agreement (the "Agreement"), the Company sold its connector business, Uni-Star Industries, Inc. ("Uni-Star" or the "Business") to Tyco Electronics Corporation and Tyco Electronics UK Ltd. (the "Buyer"). The sale included 100% of the outstanding stock of Uni-Star Industries, Inc. and Microdot Connectors Europe, Ltd. (a wholly owned UK subsidiary of Uni-Star) and the agreement by Alpha and certain of their affiliates not to engage in the connector business for five years.

     In addition, the board has approved the sale of the Company's subsystems business, Malco Technologies, Inc. Accordingly, the results of operations for the Company's connector business which was sold and its sub-systems business are reflected in the accompanying consolidated financial statements as discontinued operations. Previously these businesses were reported as the "Connector Segment" and "Subsystems segment" for reporting purposes.

Quarter to Quarter Comparison
-----------------------------

     Net Income and Income from Continuing Operations. Net income for the third quarter of fiscal 2000 was $9,104,000, which includes $2,399,000 in income from continuing operations, a $6,478,000 gain from the sale of the Company's connector business and $227,000 in income from discontinued operations. Net income for the 1999 quarter was $1,202,000 including $820,000 from continuing operations and $382,000 from discontinued operations. The increase in income from continuing operations is primarily due to an increase in sales and gross margin from the Company's thermal management business.

     Sales. Sales for the third quarter of fiscal 2000 increased 34.7% to $16,244,000 from $12,056,000 for the same period of fiscal 1999. Management believes that the increase in sales is due to the Company's ability to better serve its thermal management customers including improvements in customer service, shorter lead times, and better on-time delivery.

     Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for the third quarter of fiscal 2000 was 31.3% compared to 26.2% for the 1999 fiscal quarter. The increase in gross profit percentage is a result of the increase in sales and the effects of programs to forgo lower margin sales, enhance productivity and lower costs. In addition, the Company continues to focus on improving manufacturing efficiencies.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the third quarter of fiscal 2000 were $2,231,000, or 13.7% of sales, compared to $1,954,000, or 16.2% of sales, for the 1999 quarter. SG&A expenses as a percentage of sales, decreased due to higher sales volume without a proportional increase in SG&A expenses in the 2000 quarter as compared to the prior year.

     Interest and Other Income (Net). Interest expense was $158,000 and $205,000 for the third quarter of fiscal 2000 and 1999, respectively. This decrease was due to a decrease in the average outstanding borrowing base partially offset by an increase in the effective interest rate paid on outstanding debt. The effective interest rate increased due to the market increase in the base rate used to calculate the interest charged on the Company's debt (See "Liquidity and Capital Resources" below).

     Provision for Income Tax. Income from continuing operations reflects a $50,000 state income tax provision. The Company's tax provision is not at statutory rates due to the Company's utilization of its net operating loss carryforwards. The Company expects to record a net tax provision of between 15-20% in the fourth quarter of fiscal 2000 and at the full statutory rate of between 36-40% for its fiscal 2001.

     Gain on sale of discontinued operation. On July 28, 2000, pursuant to a Stock Purchase Agreement (the "Agreement"), the Company sold its connector business, Uni-Star Industries, Inc. ("Uni-Star" or the "Business") to Tyco Electronics Corporation and Tyco Electronics UK Ltd. (the "Buyer"). The sale included 100% of the outstanding stock of Uni-Star Industries, Inc. and Microdot Connectors Europe, Ltd. (a wholly owned UK subsidiary of Uni-Star) and the agreement by Alpha and certain of their affiliates not to engage in the connector business for five years. The Company received $12,300,000, in cash subject to reduction if Uni-Star's Net Assets (as defined in the Stock Purchase Agreement) is determined to be less than $3,986,000 as of the closing date. The purchase price was a negotiated amount between Buyer and Seller.

Nine Months to Nine Months Comparison
-------------------------------------

     Net Income and Income from Continuing Operations. Net income for the first nine months of fiscal 2000 was $12,880,000 which includes $5,459,000 in income from continuing operations, a $6,478,000 gain from the sale of the Company's connector business and $943,000 in income from discontinued operations. Net income for the first nine months of fiscal 1999 was $2,567,000 including $1,484,000 from continuing operations and $1,083,000 from discontinued operations. The increase in income from continuing operations is primarily due to the increase in sales and gross margin from the Company's thermal management business.

     Sales. The Company's sales for the first nine months of fiscal 2000 increased 22.0% to $43,486,000 from $35,652,000 for the same period of fiscal 1999. Management believes that the increase in sales is due to the Company's ability to better serve its thermal management customers including improvements in customer service, shorter lead times, and better on-time delivery.

     Gross Profit. The Company's gross profit as a percentage of total revenues ("gross profit percentage") for the first nine months of fiscal 2000 was 29.4% compared to 24.4% for the 1999 period. This increase was due to the effects of programs to forgo lower margin sales, enhance productivity and lower costs. In addition, the Company has continued to focus on manufacturing efficiencies.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the nine months of fiscal 2000 were $6,250,000, or 14.3% of sales, compared to $5,971,000, or 16.7% of sales, for the 1999 period which included $180,000 accrued in the first quarter of 1999 for the cancellation of a contractual obligation. SG&A expenses (excluding the additional accrual in 1999), as a percentage of sales, decreased due to higher sales volume without a proportional increase in SG&A expenses in the first half of 2000 as compared to the prior year.

     Interest and Other Income (Net). Interest expense was $556,000 and $716,000 for the first nine months of fiscal 2000 and 1999, respectively. This decrease was due to a decrease in the average outstanding borrowing base partially offset by an increase in the effective interest rate paid on outstanding debt. The effective interest rate increased due to the market increase in the base rate used to calculate the interest charged on the Company's debt (See "Liquidity and Capital Resources" below). The Company recorded other income (net) for the first nine months of fiscal 2000 of $149,000 which was primarily a result of a $160,000 reversal of the accrual expensed in prior periods for environmental litigation related to the Company's Lockhart facility. In April 2000, the parties reached a settlement under which the suit was dismissed.

     Provision for Income Tax. Income from continuing operations reflects a $50,000 state income tax provision. The Company's tax provision is not at statutory rates due to the Company's utilization of its net operating loss carryforwards. The Company expects to record a net tax provision of between 15-20% in the fourth quarter of fiscal 2000 and at the full statutory rate of between 36-40% for its fiscal 2001.

     Gain on sale of discontinued operation. On July 28, 2000, pursuant to a Stock Purchase Agreement (the "Agreement"), the Company sold its connector business, Uni-Star Industries, Inc. ("Uni-Star" or the "Business") to Tyco Electronics Corporation and Tyco Electronics UK Ltd. (the "Buyer"). The sale included 100% of the outstanding stock of Uni-Star Industries, Inc. and Microdot Connectors Europe, Ltd. (a wholly owned UK subsidiary of Uni-Star) and the agreement by Alpha and certain of their affiliates not to engage in the connector business for five years. The Company received $12,300,000, in cash subject to reduction if Uni-Star's Net Assets (as defined in the Stock Purchase Agreement) is determined to be less than $3,986,000 as of the closing date. The purchase price was a negotiated amount between Buyer and Seller.

Liquidity and Capital Resources

     On July 30, 2000, the Company had cash of approximately $12,492,000 compared to $233,000 on October 31, 1999. The Company was able to operate with a low level of cash because of its ability to draw on its revolving credit line daily. For the nine months ended July 30, 2000, $5,216,000 in cash was provided by operating activities and $12,300,000 was provided from the sale of the Company's connector business. During the first nine months of fiscal 2000, the Company used $1,367,000 in investing activities for capital equipment purchases and will spend between $1,500,000 to $2,000,000 in the fourth quarter to improve manufacturing capabilities, add capacity and to refurbish and upgrade existing machinery. The Company used $4,109,000 to reduce debt for first nine months of fiscal 2000.

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

     On July 30, 2000, there was no outstanding balance on the revolving credit facility. Interest accrues on the revolving credit facility at the prime rate announced by First Union National Bank plus .25% (9.75% per annum on July 30,
2000). There is an unused line fee equal to .5% per annum on the difference between $10,500,000 and the average daily outstanding principal balance of Revolving Loans during each month payable monthly in arrears on the first day of each month. The $5,400,000 term note accrues interest at the prime rate announced by First Union National Bank plus .25% (9.75% per annum on July 30,
2000) and is payable in fifty-nine (59) equal monthly installments of $90,000 beginning April 30, 1999 and a final installment equal to all unpaid principal on March 31, 2004, together, in each instance, with interest thereon to the date of payment. On July 30, 2000, $3,550,000 was outstanding on the term loan and there were no borrowings on the equipment acquisition facility. In connection with the sale of Uni-Star and the release of Uni-Star as a borrower under the credit facilities, on July 28, 2000, the Company made a $500,000 payment on the term loan. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Borrowers which in aggregate total $44,362,000 on July 30, 2000.

     Working capital (which excludes amounts due under the revolving credit facility) on July 30, 2000 was $21,197,000 compared to $11,353,000 on October 31, 1999. The increase in working capital during the first nine months of fiscal 2000 is primarily due to proceeds derived from the sale of the Company's connector business. The Company believes its currently available cash, anticipated cash flow from operations and availability under its credit facility is sufficient to fund its operations in the near-term.

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

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

          11.1 Statement re Computation of Per Share Earnings for the quarters and nine months ended August 1, 1999 and July 30, 2000.

          27.1   Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     The Company filed a Form 8-K dated July 28, 2000 reporting that the Company, pursuant to a Stock Purchase Agreement (the "Agreement") dated July 28, 2000, sold its connector business, Uni-Star Industries, Inc. ("Uni-Star" or the "Business") to Tyco Electronics Corporation and Tyco Electronics UK Ltd. (the "Buyer"). The sale included 100% of the outstanding stock of Uni-Star Industries, Inc. and Microdot Connectors Europe, Ltd. (a wholly owned UK subsidiary of Uni-Star) and the agreement by Alpha and certain of their affiliates not to engage in the connector business for five years.

     Alpha received $12,300,000, in cash subject to reduction if Uni-Star's Net Assets (as defined in the Stock Purchase Agreement) is determined to be less than $3,986,000 as of the closing date. The purchase price was a negotiated amount between Buyer and Seller.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Alpha Technologies Group, Inc.
                                       -------------------------------
                                       (Registrant)



Date:   September 8, 2000          By:   /s/ Lawrence Butler
      --------------------------       -----------------------------------------
                                       Lawrence Butler
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)



Date:   September 8, 2000          By:   /s/ Johnny J. Blanchard
      --------------------------       -----------------------------------------
                                       Johnny J. Blanchard
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

EXHIBIT INDEX

     Exhibit                                                           Page No.
     -------                                                           --------


           11.1 Statement re Computation of Per Share Earnings for the quarters and nine months ended August 1, 1999 and July 30, 2000.

           27.1   Financial Data Schedule