Form 10-K405
period 2000-10-29
ALPHA TECHNOLOGIES GROUP INC
filed 2001-01-29
CIK 710807

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

For the fiscal year ended October 29, 2000

Commission File Number 0-14365

                               ----------------

                        Alpha Technologies Group, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                 76-0079338
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

 11990 San Vicente Blvd., Suite 350                       90049
        Los Angeles, CA 90049                          (Zip Code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code: 310-566-4005

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

                        $49,109,524 at January 22, 2001

   Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Common Stock, 7,078,435 shares outstanding at January 22, 2001

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Company's definitive proxy statement for its Annual Meeting of Stockholders to be filed on or about February 26, 2001 is incorporated by reference into Part III of this report.

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

                                    PART I

Item 1. Description of Business.

Our Company

   As a result of the recent sale of the Company's connector and subsystems businesses, Alpha Technologies Group, Inc.'s ("Alpha" or the "Company") sole business is the manufacturer and sale of thermal management products.

   The Company is one of the leading manufacturers of thermal management products in the United States. Thermal management products, principally heat sinks, are devices made out of fabricated aluminum extrusions that have high surface area to volume ratios and are engineered to dissipate unwanted heat generated by electronic components. As systems become increasingly more powerful and packaging becomes smaller, the need to dissipate heat becomes more important to the reliability and functioning of electronic systems. The Company's thermal management products serve the microprocessor, computer, automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace and the defense industries.

   During the third quarter of fiscal 2000, the Company's connector operation was sold, and subsequent to year end, on November 17, 2000, its subsystems operation was sold for an aggregate of approximately $14,500,000. These dispositions were made so that the Company could focus on its growing thermal management business. (See Recent Developments below and Footnote 3:
Discontinued Operations)

   The Company was incorporated as Synercom Technology, Inc., in Texas in 1969. We changed the state of incorporation to Delaware in 1983 and in 1995, changed our corporate name to Alpha Technologies Group, Inc.

                              RECENT DEVELOPMENTS

   The Company made several significant changes to its business recently. In July, 2000, Alpha sold its connector business (which was called Uni-Star Industries, Inc. and sold products principally under the Microdot tradename) to a subsidiary of Tyco Electronics for approximately $12,300,000. After year end, on November 17, 2000, the Company sold its subsystems operations, located near Philadelphia, PA for approximately $2,200,000 in cash and a three year promissory note in the amount of $300,000.

   On January 8, 2001 the Company completed a rights offering pursuant to which holders of Alpha common stock on October 25, 2000, received one basic subscription right for each 25 shares of common stock held as of the close of business on that date. Holders of subscription rights were entitled to purchase one share of the Company's common stock at a price of $7.25 per share. The rights offering was oversubscribed and the Company received approximately $1,964,000, from the sale of 270,946 shares of common stock.

   As a result of the three transactions described above, the Company raised approximately $15,500,000 (net of expenses) which has been used to expand its thermal management business. In that connection, on January 9, 2001, the Company purchased the stock of National Northeast Corporation ("NNE"), a leading manufacturer of aluminum extrusions and heat sinks, for $49,900,000. To fund the acquisition of NNE, on January 9, 2001, Alpha entered into a loan agreement pursuant to which the Company can borrow up to $50,000,000 from Union Bank of California, N.A. and other banks in its syndicate. The Company borrowed approximately $40 million on January 9, 2001 to fund a significant portion of the NNE purchase price.

   The Company believes the acquisition of NNE will bring new customers and products to its business and expects NNE's state of the art facility to expand manufacturing capacity and extrusion capabilities. Alpha believes this transaction is an important step in the Company's plan to focus its resources exclusively on building its thermal management business.

   In addition to the recent addition of NNE, which operates in Pelham, New Hampshire, Alpha conducts its business through several wholly owned subsidiaries: Wakefield Engineering, Inc. ("Wakefield"), which includes the Wakefield-Fall River (Fall River, MA) and Wakefield-Temecula (Temecula, CA) divisions, Specialty Extrusion Corp. ("Specialty", formerly known as Wakefield Extrusion Corp.) and Lockhart Industries, Inc. ("Lockhart").

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

Stamped and Low Power   Heat sinks designed to dissipate heat generated by
 Heat Sinks             power semiconductors, transistors, rectifiers, diodes
                        and other electronic components used in electronic
                        applications. Typically, these are smaller components
                        used on printed circuit boards.

Active Cooling          These products use air or liquid to dissipate heat.
 Components             Air-to-air heat exchangers use fans to exchange heat
                        with cooler air and are used in high-performance
                        telecommunications, military and aerospace systems.
                        These products also include sophisticated precision
                        formed fin/fluxless vacuum brazed chassises, heat
                        exchangers and cold plates used to cool and protect
                        computer, radar and laser systems for the aerospace,
                        military and commercial markets. Liquid cooling systems
                        are used in applications which require the removal of
                        significantly greater amounts of heat than can be
                        achieved by air cooling.

Precision Compression   These products are complete mounting clamp and heat
Mounting Clamp Systems  sink assembly systems for proper installation, compression and cooling of high- power compression pack
                        silicon-controlled rectifiers. These products are used
                        in industrial welding, transportation and motor control
                        systems.

Accessory Products      The Company's accessories include high-performance
                        thermal compounds, adhesives, interface materials, and
                        other accessories.

 Customers

   The principal customers for the Company's thermal management products are leading original equipment manufacturers ("OEM's") of electronic equipment, including: Harman, Hewlett-Packard, Selectron, Rockwell, Lockheed Martin, General Electric, Delco, SCI, Celestica, Gateway, Chrysler Corporation, and Motorola. The thermal management business has over 3,000 customers. No single customer accounted for greater than 10% of the Company's revenues during its 2000, 1999 or 1998 fiscal years.

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

   The Company sells thermal management products through its in-house sales personnel and a network of independent manufacturers' representatives and distributors. In North America, thermal management products sales are supported by an internal sales support staff of 21 individuals, 16 manufacturers' representatives and 15 distributors. In international markets, the Company's thermal management products are sold by: 10 companies functioning both as manufacturers' representatives and distributors, 3 manufacturers' representatives and 6 distributors.

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

   During fiscal 2000, 1999 and 1998, the Company spent $831,000, $738,000 and $1,903,000, respectively, on product research and development with respect to its thermal management products. The Company believes that its technical capabilities, in conjunction with its relationships with customers, will allow it to continue to introduce solutions to new thermal management problems responsively. The reduction in research and development expenses resulted from the Company's decision to primarily focus its efforts on solving customer's current thermal management problems rather than the development of next generation solutions.

 Competition

   The thermal management market is highly competitive. There are many companies which compete directly with the Company in the thermal management business and offer products and services similar to those offered by the Company. In this market, the Company's two principal competitors are Aavid Thermal Technologies, Inc. (including its recent purchase of Thermalloy) and Foxconn/Foxflow Thermal Technology, Inc. Subsequent to year end, on January 9, 2001, the Company purchased National Northeast from Mestek, Inc. National Northeast was previously considered a principal competitor. Additional competition comes from numerous small machine shops and aluminum extruders which typically focus on a single product and do not offer complete lines of thermal management products.

 Backlog

   The thermal management business backlog was approximately $13.6 and $10.0 million on October 29, 2000 and October 31, 1999, respectively. Backlog typically consists of purchase orders scheduled for shipment within 60 days following the order date. The Company's backlog at any time is not indicative of future revenue.

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

 Employees

   On October 29, 2000, the Company had 506 employees (502 of whom were full time). Its thermal management business had 453 employees (449 of whom were full time), all in domestic operations. In addition, the Company had 44 employees (all full time) in its subsystem business, which was sold shortly after fiscal year end, and 9 corporate employees (all full time). Employees are not represented by a labor union. Management believes that employee relations are excellent.

   Product names mentioned herein are for identification purposes only and may be trademarks or registered trademarks of their respective companies.

Item 2. Description of Property.

   The Company has leases for manufacturing facilities at the following locations:

                                  Approximate Principal Facility   Expiration
Location                          Square Feet         Use             Date
--------                          ----------- ------------------- -------------
Temecula, California.............   44,200    thermal management
                                                   products       November 2004
Fullerton, California............   15,000    aluminum extrusions
                                                  for thermal
                                              management products   August 2002
Fall River, Massachusetts........   81,000    thermal management
                                                   products           July 2008
Paramount, California............   36,700    thermal management
                                                   products        October 2004
Paramount, California............   25,000    thermal management
                                                   products        October 2004

   In connection with the purchase of NNE, the Company acquired ownership of a manufacturing facility in Pelham, NH. Management believes that these facilities are in good condition suitable for the purposes for which they are used. The Company has office space for its thermal management sales, engineering and administrative functions in Beverly, Massachusetts and for its corporate staff in Houston, Texas, Los Angeles, California and New York, New York.

Item 3. Legal Proceedings.

   There are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted during the fourth quarter of fiscal 2000 to a vote of the holders of the Company's common stock, through the solicitation of proxies or otherwise.

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

   The following table sets forth the high and low sales prices of the Company's common stock as reported on the NASDAQ National Market System for each full quarterly period within the Company's two most recent fiscal years:

        1999                                                   High      Low
        ----                                                   ----      ---
      First Quarter...........................................   2        1 1/4
      Second Quarter..........................................  3 1/2     1 11/16
      Third Quarter...........................................   5        3 5/16
      Fourth Quarter..........................................  5 3/4     3 7/8

        2000                                                   High      Low
        ----                                                   ----      ---
      First Quarter...........................................   7        5 1/4
      Second Quarter..........................................   8        5 3/8
      Third Quarter...........................................  16        6 15/16
      Fourth Quarter.......................................... 16 13/16   9 3/16

Holders of Record

   On December 31, 2000, there were approximately 155 holders of record and approximately 2,000 beneficial owners of the Company's common stock.

Dividends

   The Company has paid no cash dividends on its common stock during fiscal years 2000 and 1999. The Board of Directors of the Company does not intend to authorize the payment of cash dividends to the Company's common stock holders in the foreseeable future.

Item 6. Selected Financial Data.

   On July 28, 2000, the Company sold (the "Uni-Star Sale") its connector business, Uni-Star Industries, Inc. ("Uni-Star") to Tyco Electronics Corporation and Tyco Electronics UK Ltd. The Company received $12,300,000 in cash, subject to reduction based upon the value of Uni-Star's Net Assets (as defined in the Stock Purchase Agreement) as of the closing date. Tyco has made a request for a purchase price adjustment which, the Company is in the process of negotiating. The Company does not believe that any eventual adjustment will have a material impact on the Company's financial statements. The sale resulted in a gain of approximately $6,478,000, net of income tax expense.

   On November 17, 2000, the Company sold its subsystems business (Malco Technologies, Inc.) for $2,200,000 in cash and a three year promissory note in the amount of $300,000. In June, 1997, the Company sold its hermetic connector business.

   Accordingly, the results of operations in the following Selected Financial Data do not include any information with respect to the businesses sold. In the consolidated financial statements for the Company which are included in this document, these businesses are accounted for as discontinued operations.

                                              For the Years Ended
                          -----------------------------------------------------------
                                      October 31, October 25, October 26, October 27,
                          October 29,    1999        1998        1997        1996
                             2000     (Restated)  (Restated)  (Restated)  (Restated)
                          ----------- ----------- ----------- ----------- -----------
                                (In Thousands Except Share and per Share Data)
RESULTS OF OPERATIONS(1)
Sales...................   $  61,547   $  48,429   $  58,495   $  58,294   $  48,980
Cost of sales...........      43,136      36,121      50,360      47,355      38,878
Gross profit............      18,411      12,308       8,135      10,939      10,102
Income (loss) before
 discontinued
 operations(2)..........       8,498       2,656      (4,345)     (2,934)       (806)
Income (loss) per share
 from continuing
 operations:
  Basic.................   $    1.17   $    0.38   $   (0.64)  $   (0.44)  $   (0.13)
  Diluted...............   $    1.07   $    0.37   $   (0.64)  $   (0.44)  $   (0.13)
Shares used:
  Basic.................   6,759,626   6,935,778   6,753,752   6,682,106   6,277,585
  Diluted...............   7,428,551   7,134,382   6,753,752   6,682,106   6,277,585

BALANCE SHEET DATA(1)
Total assets............   $  45,605   $  32,962   $  36,125   $  39,036   $  42,812
Stockholders' equity....   $  34,515   $  18,502   $  16,317   $  18,801   $  22,117

--------
(1) See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-1 through F-21.
(2) See "Discontinued Operation" in Notes to Consolidated Financial
    Statements.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition.

Forward Looking Statements

   In conjunction with the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K may contain forward-looking statements pertaining to future anticipated projected plans, performance and developments, as well as other statements relating to future operations. All such forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Further information on potential factors which could affect the Company, including, but not limited to, the impact of competitive products and

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results, ability to retain and attract personnel including management and other risks are detailed herein and in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

   The results of operations have been restated to reflect the results of operations from Uni-Star, the hermetic connector business and Malco Technologies, Inc. as discontinued operations. See introductory paragraphs in "Selected Financial Data". Unless otherwise mentioned, the following discussion reflects results from continuing operations which includes the thermal management business and Alpha corporate expenses.

 Fiscal Year 2000 versus Fiscal Year 1999 Comparison

   Net Income. The Company reported net income for fiscal 2000 of $15,392,000 which includes $7,918,000 in income from continuing operations, a $6,478,000 gain from the sale of the Company's connector business and $996,000 in income from discontinued operations. Net income for fiscal 1999 was $4,154,000 including $2,656,000 from continuing operations and $1,498,000 from discontinued operations.

   Income from Continuing Operations. The increase in income from continuing operations is primarily due to the increase in sales and gross margin from the Company's thermal management business.

   Sales. The Company's sales for fiscal 2000 increased 27.1% to $61,547,000 from $48,429,000 for the same period of fiscal 1999. Management believes that the increase in sales is due to the Company's ability to better serve its thermal management customers including improvements in customer service, shorter lead times, and better on-time delivery.

   Gross Profit. The Company's gross profit as a percentage of total revenues ("gross profit percentage") for fiscal 2000 was 29.9% compared to 25.4% for fiscal 1999. This increase was due to the effects of programs to forgo lower margin sales, enhance productivity and lower costs. In addition, the Company has continued to focus on improving manufacturing efficiencies.

   Selling, General and Administrative Expense. Selling, general and administrative expenses for fiscal 2000 were $8,722,000, or 14.2% of sales, compared to $8,035,000, or 16.6% of sales, for the 1999 period which included $180,000 accrued in the first quarter of 1999 for the cancellation of a contractual obligation. SG&A expenses (excluding the additional accrual in 1999), as a percentage of sales, decreased due to higher sales volume without a proportional increase in SG&A expenses in fiscal 2000 as compared to the prior year.

   Interest and Other Income (Net). Interest expense was $692,000 and $898,000 for fiscal 2000 and 1999, respectively. This decrease was due to a decrease in the average outstanding borrowing base partially offset by an increase in the effective interest rate paid on outstanding debt. The effective interest rate increased due to the market increase in the base rate used to calculate the interest charged on the Company's debt (See "Liquidity and Capital Resources" below). Interest income for fiscal 2000 was $187,000. During fiscal 2000, the Company paid off its revolving credit line with the positive cash flow from operations and, thus, was able to earn interest on the proceeds received from the sale of the connector business during the fourth quarter of fiscal 2000.

   The Company recorded other income (net) in fiscal 2000 of $145,000 which was primarily a result of a $160,000 reversal of the accrual expensed in prior periods for environmental litigation related to the Company's Lockhart facility. In April 2000, the parties reached a settlement under which the suit was dismissed.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued


   Provision for Income Tax. Income from continuing operations reflects a $580,000 income tax provision. The Company's tax provision is not at statutory rates due to the Company's utilization of its net operating loss carryforwards. The Company expects to record a net tax provision at the full statutory rate of between 36-40% for its fiscal 2001.

   Gain on sale of discontinued operation. On July 28, 2000, as a result of the Uni-Star Sale discussed previously, the Company recorded a $6,478,000 gain, net of $640,000 in income taxes.

 Fiscal Year 1999 versus Fiscal Year 1998 Comparison

   Net Income/Loss. The Company reported net income for fiscal 1999 of $4,154,000 which included $2,656,000 related to continuing operations and $1,498,000 related to discontinued operations. For fiscal 1998, the Company reported a net loss of $2,783,000 which included a net loss of $4,345,000 related to continuing operations and net income of $1,562,000 related to discontinued operations.

   The net loss reported for 1998 included $99,000 in net benefit for restructuring and other non-recurring costs, a charge for additional inventory reserves of $926,000, and a $269,000 charge to write off toolings used in the manufacturing of certain products within the thermal management stamping product line. The additional charges recorded in fiscal 1998 are detailed further below. The improvement in the net results is primarily the result of improved gross profit and control of operating expenses. See "Gross Profit, Research and Development and Selling, General and Administrative Expense" below.

   Net income (loss) from Continuing Operations. Net income from continuing operations for fiscal 1999, which includes results from the thermal management business and Alpha corporate expenses, was $2,656,000 compared to a net loss of $4,345,000 for the 1998 period. The loss in fiscal 1998 included a charge for additional inventory reserves of $926,000, a $269,000 charge to write off toolings used in the manufacturing of certain products within the stamping product line, severance payments of $263,000 and the net reversal of $362,000 accrued in connection with the consolidation of the thermal management operations begun in the fourth quarter of 1997. Results from operations improved primarily due to an increase in gross profit margin and a decrease in operating expenses resulting from the changes implemented at the end of fiscal 1998.

   Sales. Sales decreased to $48,429,000 for fiscal 1999 from $58,495,000 for fiscal 1998. The decrease in sales primarily resulted from the Company's decision to no longer pursue certain low margin sales opportunities in thermal management. Consequently, the Company focused its efforts on serving thermal management customers who typically purchase highly customized products, including products serving the personal computer industry. These customers typically utilize the Company's expertise in developing solutions to their thermal management problems.

   Gross Profit. The Company's overall gross profit as a percentage of total revenues ("gross profit percentage") for fiscal 1999 was 25.4% and 13.9% for fiscal 1998. Excluding the aforementioned additional inventory reserves recorded in fiscal 1998 and the write off of toolings, the Company's gross profit percentage was 16.0% for fiscal 1998. The increase in the gross profit percentage was due to the effects of programs to forego lower margin sales, enhance productivity and lower costs. During the fourth quarter of fiscal 1998, the Company implemented cost reduction measures, primarily a reduction in workforce, to bring expenses in line with current sales levels. In addition, the Company increased its focus on manufacturing efficiencies.

   Research and Development Expense. Research and development expenses for fiscal 1999 were $738,000, or 1.5% of sales, compared to $1,903,000, or 3.2%
of sales, for fiscal 1998. The reduction in research and development expenses resulted from the Company's decision to primarily focus its research and development efforts on solving customer's current thermal management problems rather than the development of next generation solutions.

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

   Selling, General and Administrative Expense. Selling, general and administrative expenses were $8,035,000, or 16.6% of sales. This compares to $9,660,000, or 16.5% of sales for the prior year period. The $1,625,000 decrease in SG&A expenses for fiscal 1999, compared to the same period of 1998, is attributable to a reduction in operating expenses, primarily workforce reductions which occurred during the fourth quarter of fiscal 1998.

   Restructuring and Other Expenses. For fiscal 1998, the Company recorded a benefit of $99,000, for net restructuring and other expenses which include $263,000 in downsizing severance payments and the net reversal of $362,000 accrued in connection with the consolidation of the thermal management operations.

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

   Interest and Other Income (Net). Interest expense was $898,000 and $970,000 for fiscal 1999 and 1998, respectively. The decrease in interest expense is due to the decrease in the average borrowing base partially offset by an increase in the average interest rate paid on outstanding debt.

Income Taxes

   On October 29, 2000, the Company had, for tax purposes, net operating loss carryforwards of approximately $3,549,000, unused investment and research and development tax credits of approximately $255,000, and $488,000 of alternative minimum tax credits available to offset future taxable income and Federal income taxes. The net operating loss carryforwards will expire at the end of fiscal 2018, the investment tax credit and research and development tax credit carryforwards will expire from 2001 to 2005, and the alternative minimum tax credit has no expiration.

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

Liquidity and Capital Resources

   On October 29, 2000, the Company had cash of approximately $12,364,000 compared to $233,000 on October 31, 1999. For the fiscal year ended October 29, 2000, $7,072,000 was provided by operating activities primarily from net income. During fiscal 2000, $9,083,000 was provided by investing activities including $12,300,000 in proceeds received from the sale of the connector business and $3,105,000 used for capital equipment purchases made to improve manufacturing capabilities and capacity and to refurbish and upgrade existing machinery. The Company used $4,024,000 in financing activities in fiscal year 2000 including $355,000 received from the issuance of stock pursuant to the exercise of stock options and used $4,379,000 to reduce debt.

   On October 29, 2000, working capital was $22,646,000 compared to $11,353,000 on October 31, 1999. The increase in working capital during fiscal 2000 is primarily due to proceeds received from the sale of the Company's connector business.

   Effective April 16, 1999, the Company and its subsidiaries (hereinafter referred to as "Borrowers") became parties to a loan and security agreement (the "Agreement") with a commercial lender. The Agreement provides

Item 7. Management's Discussion and Analysis of Operations and Financial Condition--continued

for revolving loans of up to $10,500,000, a $5,400,000 term note payable monthly over five years, and an equipment acquisition facility of up to $1,000,000 for fiscal 1999. The obligations under the Agreement were secured by a first lien on and assignment of all of the assets of the Borrowers which in aggregate totaled $45,605,000 on October 29, 2000. The Company terminated this Agreement in December 2000 and replaced the facility with the new facility described below. The Company incurred an extraordinary charge due to the early extinguishment of debt of approximately $388,000, net of tax.

Liquidity after Closing of Offering and Completing the Purchase of NNE

   In connection with the NNE Transaction(See "Recent Developments" above), on January 9, 2001, the Company and its subsidiaries, as guarantors, became parties to a Credit Agreement with Union Bank of California, N.A. as sole lead arranger and administrative agent and several banks and other financial institutions.

   The new credit facility provides for revolving loans of up to $15,000,000, and a $35,000,000 term note payable quarterly, beginning March 31, 2001 over five years. The advances on the revolving loans are based on the eligible accounts receivable. The maturity date of the Agreement is January 8, 2006.

   In connection with the NNE acquisition, on January 9, 2001, $35,000,000 was borrowed on the term loan and $4,800,000 was drawn on the revolving credit facility. Interest on the revolver accrues at the base rate provided by Union Bank of California, N.A. pursuant to the terms of the Agreement plus .75% (9.75% on January 9, 2001). There is an unused line fee equal to .5% per annum based on the average aggregate amount, for each day during the period, of the Available Revolving Loan Commitment. The $35,000,000 term note accrues interest at the base rate provided by Union Bank of California, N.A. pursuant to the terms of the Agreement plus .75% (9.75% per annum on January 9, 2001) and is payable in four quarterly installments $1,500,000 beginning March 31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000, together, in each instance, with interest thereon to the date of payment. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Borrowers.

   The Company raised approximately $1.9 million in its rights offering which was completed on January 8, 2001 (See "Recent Developments" above). After the funding of its new credit facility, the completion of the rights offering and the purchase of NNE, the Company had approximately $3 million in cash and the ability to borrow an additional $8 million on its revolving credit line.

   The Company believes that its currently available cash, anticipated cash flow from operations and availability under credit facilities is sufficient to fund its operations in the near-term.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   In April 1999, the Company and its subsidiaries entered into a loan and security agreement with a commercial lender. On October 29, 2000, interest accrued at the prime rate announced by First Union National Bank plus .25% (9.75% per annum on October 29, 2000). The average interest rate experienced on outstanding debt was 9.33% and 8.75% for fiscal 2000 and 1999, respectively. The Company is not currently engaged in any derivative financial instrument to manage its interest rate risk.

Item 8. Financial Statements and Supplementary Data.

   Financial statements and supplementary data required pursuant to this Item are presented on pages F-3 through F-21 and page S-1 of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

   Effective October 8, 1999, the Company engaged Grant Thornton LLP as the principal accountant to audit the Company's financial statements. The decision to change accountants was approved by the Board of Directors of the Company. The Company's previous certifying accountant was Arthur Andersen, LLP.

   The Report of Arthur Andersen LLP on the financial statements of the Company for either of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ending October 26, 1997 and October 25, 1998, and the subsequent interim period through October 8, 1999 which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreements(s) in connection with its Reports. Arthur Andersen has confirmed the foregoing.

   Prior to its engagement as the Company's independent accountant, Grant Thornton LLP had not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements. Grant Thornton has confirmed the foregoing.

   During the twenty-four month period preceding October 29, 2000, the Company did not have any disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant.

   The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 26, 2001, and is incorporated herein by reference.

Item 11. Executive Compensation

   The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 26, 2001, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 26, 2001, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   The information required by this Item will be contained in the Company's definitive Proxy Statement, which will be filed on or about February 26, 2001, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K

 Exhibit
   No.
 -------
  2.1    --Agreement and Plan of Merger dated as of August 14, 1996 by and among Alpha Technologies Group, Inc., Lockie Acquisition Corp.,
          Lockhart Industries, Inc., Eldon H. Lockhart and Marjorie D.
          Lockhart. (The exhibits and schedules to the Agreement and Plan of
          Merger and listed on page v of the Table of Contents of such
          Agreement. Such exhibits and schedules have not been filed by the
          Issuer, who hereby undertakes to file such exhibits upon request of the Commission.)(1)

  2.2    --Stock Purchase Agreement Between Mestek, Inc. and Alpha Technologies
          Group, Inc. dated September 18, 2000 (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.)(2)

  2.3    --Amendment No. 1 dated November 10, 2000 to the Stock Purchase
          Agreement dated September 18, 2000 by and between Mestek, Inc. and
          Alpha Technologies Group, Inc.(2)

  2.4    --Stock Purchase Agreement By and Among Alpha Technologies Group,
          Inc., Uni-Star Industries, Inc., Tyco Electronics Corporation and
          Tyco Electronics UK Ltd. dated July 28, 2000. (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.)

  3.1 --Certificate of Incorporation of the Company, as amended through April 18, 1995.(3)(4)

  3.1(a) --Amendment to Certificate of Incorporation dated April 19, 1995
          (Filed Herewith)

  3.2    --By-laws of the Company.(Filed Herewith)

  4.1    --Credit Agreement among Alpha Technologies Group, Inc., The Lenders
          Parties thereto, Union Bank of California, N.A. as Sole Lead Arranger and Union Bank of California, N.A. as Administrative Agent dated
          December 26, 2000. (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.)(2)

 10.1 --Registrant's 1985 Stock Option Plan, together with amendments thereto.(4)(5)(6)(7)*

 10.2    --Registrant's 401-K Plan as amended.(8)(9)*

 10.3 --Registrant's 1994 Stock Option Plan as amended and restated.(10)(11)*

 10.4 --Indenture of Lease Agreement dated as of December 20, 1994 by and between Richard J. Tobin, as Trustee of JLN Realty Trust, under
          Declaration of Trust dated June 15, 1981 and filed with Bristol
          County Fall River District Registry of Deeds Land Court Records as
          Document 12977, and Wakefield Engineering, Inc.(Filed Herewith)

 10.4(a) --Lease modification and extension agreement date February 4, 1998 by and between Richard J. Tobin as Trustee u/d/t dated June 15, 1981 and entitled "J L N Realty Trust" and Wakefield Engineering, Inc.(9)

 10.5    --Industrial Space Lease dated as of September 29, 1995 by and between
          Rancon Income Fund I and Wakefield Engineering, Inc.(Filed Herewith)

 10.6    --Lease dated October 31, 1979 by and between Landcee Investment Co.
          and Lockhart Industries, Inc. together with addendum and amendments thereto.(1)

 10.6(a) --Letter Agreement--Lease Extension dated August 8, 1999 between
          Landcee Investment Company and Lockhart Industries, Inc. (12)

 10.7    --Lease dated August 29, 1984 by and between Garfield-Pacific
          Development Co. and Lockhart Industries, Inc., together with addendums and amendments thereto.(1)

 10.7(a) --(Letter Agreement--Lease Extension dated August 8, 1999 between
          Garfield Pacific Development Co. and Lockhart Industries, Inc.(12)

 10.8    --Lease dated April 30, 1998 between Cummings Properties Management,
          Inc. and Wakefield Engineering, Inc.(9)

 Exhibit
   No.
 -------
 10.8(a) --Amendment to Lease between Cummings Properties Management, Inc. and
          Wakefield Engineering, Inc.(13)

 10.9    --Lease dated September 1, 1993 between B&K Investment Corp. and
          Specialty Extrusions, Ltd., together with assignment thereof dated
          June 30, 1995 from Specialty Extrusions, Ltd. to Specialty
          Acquisition Corp. (now known as Specialty Extrusion Corp.) (Filed
          Herewith)

 10.9(a) --First Amendment of Lease dated September 28, 1999 between B&K
          Investment Company and Wakefield Extrusion Company (now known as
          Specialty Extrusion Corp.) (12)

 10.10 --Employment Agreement dated November 1, 2000 between Lawrence Butler and Alpha Technologies Group, Inc. (Filed Herewith)*

 10.11 --Employment agreement dated November 1, 2000 between Robert Streiter and Alpha Technologies Group, Inc. (Filed Herewith)*

 21      --Subsidiaries of Registrant. (Filed Herewith)

 23.1    --Consent of Grant Thornton LLP. (Filed Herewith)

 23.2    --Consent of Arthur Andersen LLP. (Filed Herewith)

--------
  * Management Contract or Compensatory Plan
 (1) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 27, 1996 filed on January 27, 1997.
 (2) Incorporated herein by reference to the Company's Form 8-K filed on January 23, 2000.
 (3) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-2979), which became effective March 7, 1986.
 (4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed September 28, 1987 (Reg. No. 33-17359).
 (5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed March 17, 1988 (Reg. No. 33-20706).
 (6) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 30, 1989 (Reg. No. 33-29636).
 (7) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 23, 1992 (Reg. No. 33-48663).
 (8) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed January 29, 1987 (Reg. No. 33-11627).
 (9) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended April 26, 1998 filed on June 10, 1998.
(10) Incorporated herein by reference to the Company's Proxy Statement filed February 23, 1998
(11) Incorporated herein by reference to the Company's Proxy Statement filed April 29, 1999
(12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1999 filed on January 31, 2000.
(13) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended April 30, 2000 filed on June 6, 2000.

 Reports on Form 8-K

   No report on Form 8-K was filed during the fourth quarter of the year ended October 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Alpha Technologies Group, Inc.

Date: January 29, 2001                             /s/ Lawrence Butler
                                          By: _________________________________
                                                    (Lawrence Butler)
                                          Chairman and Chief Executive Officer

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Lawrence Butler             Chairman, Chief Executive
______________________________________  Officer and Director
          (Lawrence Butler)             (Principal Executive
                                        Officer)

      /s/ Robert C. Streiter           Chief Operating Officer,
______________________________________  President and Director
         (Robert C. Streiter)

     /s/ Johnny J. Blanchard           Chief Financial Officer
______________________________________  (Principal Financial and
        (Johnny J. Blanchard)           Accounting Officer)        January 29, 2001

      /s/ Marshall D. Butler           Director
______________________________________
         (Marshall D. Butler)

      /s/ Donald K. Grierson           Director
______________________________________
         (Donald K. Grierson)

       /s/ Frederic A. Heim            Director
______________________________________
          (Frederic A. Heim)

       /s/ Kenneth W. Rind             Director
______________________________________
          (Kenneth W. Rind)

                ALPHA TECHNOLOGIES GROUP, INC., AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants (Grant Thornton)......  F-2
Report of Independent Public Accountants (Arthur Andersen)...............  F-3
Consolidated Balance Sheets-- October 29, 2000 and October 31, 1999
 (restated)..............................................................  F-4
Consolidated Statements of Operations--For the fiscal years ended October
 29, 2000, October 31, 1999(restated)and October 25, 1998 (restated).....  F-5
Consolidated Statements of Stockholders' Equity--For the fiscal years ended October 29, 2000, October 31, 1999 and October 25, 1998...........  F-6
Consolidated Statements of Cash Flows--For the fiscal years ended October
 29, 2000, October 31, 1999 (restated) and October 25, 1998 (restated) ..  F-7
Notes to Consolidated Financial Statements ..............................  F-8
Financial Statement Schedule
 Valuation and Qualifying Accounts.......................................  S-1

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.

   We have audited the accompanying consolidated balance sheets of Alpha Technologies Group, Inc. (a Delaware corporation) and Subsidiaries as of October 29, 2000 and October 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Technologies Group, Inc. and Subsidiaries as of October 29, 2000 and October 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

   We have also audited Schedule II for each of the years ended October 29, 2000 and October 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Houston, Texas
December 8, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.

   We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Alpha Technologies Group, Inc. (a Delaware corporation) and subsidiaries for the year ended October 25, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Alpha Technologies Group, Inc. and subsidiaries for the year ended October 25, 1998 in conformity with generally accepted accounting principles.

   Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Financial Statement
Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. Financial Statement Schedule II has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP
-------------------------------
Houston, Texas
December 4, 1998, except
with respect to the
restatement discussed in
Note 1 and Note 3 as to
which the date is
July 28, 2000.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (In Thousands, Except Share and per Share Data)

                                                        October 29, October 31,
                                                           2000        1999
                                                        ----------- -----------
                                                                    (Restated)
                        ASSETS
                        ------
CURRENT ASSETS:
  Cash and cash equivalents............................   $12,364     $   233
  Accounts receivable, net of allowance of $270 and
   $298................................................    10,075       7,092
  Inventories, net.....................................     5,935       5,004
  Net assets of discontinued operations................     2,062       6,061
  Prepaid expenses.....................................       976         700
                                                          -------     -------
    Total current assets...............................    31,412      19,090
PROPERTY AND EQUIPMENT, net............................    10,285       9,698
GOODWILL, net..........................................     1,702       1,883
OTHER ASSETS, net......................................     2,206       2,291
                                                          -------     -------
    TOTAL ASSETS.......................................   $45,605     $32,962
                                                          =======     =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable, trade..............................   $ 4,392     $ 3,836
  Accrued compensation and related benefits............     1,843       1,325
  Current portion of other liabilities.................     1,451       1,496
  Current portion of long-term debt....................     1,080       1,080
                                                          -------     -------
    Total current liabilities..........................     8,766       7,737
REVOLVING CREDIT FACILITY..............................        --       2,799
LONG-TERM DEBT.........................................     2,200       3,780
OTHER LIABILITIES......................................       124         144
COMMITMENTS AND CONTINGENCIES                                  --          --
STOCKHOLDERS' EQUITY
  Preferred stock, $100 par value; shares authorized
   180,000.............................................        --          --
  Common stock, $.03 par value; shares authorized
   17,000,000; issued 8,169,345 at October 29, 2000 and
   7,959,007 at October 31, 1999;......................       245         239
  Additional paid-in capital...........................    44,421      43,828
  Retained deficit.....................................    (4,347)    (19,739)
  Accumulated other comprehensive income (loss)........        --         (22)
  Treasury stock, at cost (1,394,353 common shares at
   October 29, 2000 and October 31, 1999)..............    (5,804)     (5,804)
                                                          -------     -------
    Total stockholders' equity.........................    34,515      18,502
                                                          -------     -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $45,605     $32,962
                                                          =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (In Thousands, Except Shares and per Share Data)

                                                    For the Years Ended
                                            -----------------------------------
                                            October 29, October 31, October 25,
                                               2000        1999        1998
                                            ----------- ----------- -----------
                                                        (Restated)   (Restated)
SALES.....................................   $  61,547   $  48,429   $  58,495
COST OF SALES.............................      43,136      36,121      50,360
                                             ---------   ---------   ---------
    Gross profit..........................      18,411      12,308       8,135
OPERATING EXPENSES
  Research and development................         831         738       1,903
  Selling, general and administrative.....       8,722       8,035       9,660
  Restructuring and other.................          --          --         (99)
                                             ---------   ---------   ---------
    Total operating expenses..............       9,553       8,773      11,464
                                             ---------   ---------   ---------
OPERATING INCOME(LOSS)....................       8,858       3,535      (3,329)
INTEREST INCOME...........................         187          --          35
OTHER INCOME (EXPENSE), net...............         145          19         (81)
INTEREST EXPENSE..........................        (692)       (898)       (970)
                                             ---------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES.........       8,498       2,656      (4,345)
PROVISION FOR (BENEFIT FROM) INCOME TAXES:
  Current.................................         403          34          --
  Deferred................................         177         (34)         --
                                             ---------   ---------   ---------
PROVISION FOR INCOME TAXES................         580          --          --
                                             ---------   ---------   ---------
INCOME (LOSS) BEFORE DISCONTINUED
 OPERATIONS...............................       7,918       2,656      (4,345)
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS, net of income tax effect.....         996       1,498       1,562
GAIN ON SALE OF DISCONTINUED OPERATION,
 net of income tax effect.................       6,478          --          --
                                             ---------   ---------   ---------
NET INCOME (LOSS).........................   $  15,392   $   4,154   $  (2,783)
                                             =========   =========   =========
EARNINGS (LOSS) PER COMMON SHARE
BASIC
Income (loss) before discontinued
 operations...............................   $    1.17   $    0.38   $   (0.64)
Income (loss) from discontinued
 operations...............................        0.15        0.22        0.23
Gain on sale of discontinued operation....        0.96          --          --
                                             ---------   ---------   ---------
Net income (loss).........................   $    2.28   $    0.60   $   (0.41)
                                             =========   =========   =========
DILUTED
Income (loss) before discontinued
 operations...............................   $    1.07   $    0.37   $   (0.64)
Income (loss) from discontinued
 operations...............................        0.13        0.21        0.23
Gain on sale of discontinued operation....        0.87          --          --
                                             ---------   ---------   ---------
Net income (loss).........................   $    2.07   $    0.58   $   (0.41)
                                             =========   =========   =========
SHARES USED IN COMPUTING NET INCOME (LOSS)
 PER COMMON SHARE
  BASIC...................................   6,759,626   6,935,778   6,753,752
                                             =========   =========   =========
  DILUTED.................................   7,428,551   7,134,382   6,753,752
                                             =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  For the Years Ended October 29, 2000, October 31, 1999 and October 25, 1998

                                                                 Accumulated
                           Common Stock   Additional                Other      Treasury Stock        Total
                         ----------------  Paid in   Retained   Comprehensive -----------------  Stockholders'
                          Shares   Amount  Capital   (Deficit)  Income (Loss)  Shares   Amount      Equity
                         --------- ------ ---------- ---------  ------------- --------- -------  -------------
                                                    (In Thousands, Except Shares)
BALANCE, October 26,
 1997................... 7,700,733   231    43,523    (21,110)      (125)     1,008,553  (3,718)     18,801
Comprehensive income
 (loss):
Net loss................        --    --        --     (2,783)        --             --      --      (2,783)
Cumulative translation
 adjustments............        --    --        --         --         34             --      --          34
                                                                                                    -------
Comprehensive income
 (loss).................        --    --        --         --         --             --      --      (2,749)
Issuance to employees
 pursuant to stock
 option plans...........    91,834     3       215         --         --             --      --         218
Acquisition of Lockhart
 Industries, Inc........   148,271     4        (4)        --         --             --      --          --
Compensation associated
 with stock options.....        --    --        47         --         --             --      --          47
                         ---------  ----   -------   --------       ----      --------- -------     -------
BALANCE, October 25,
 1998................... 7,940,838   238    43,781    (23,893)       (91)     1,008,553  (3,718)     16,317
Comprehensive income
 (loss):
Net income..............        --    --        --      4,154         --             --      --       4,154
Cumulative translation
 adjustments............        --    --        --         --         69             --      --          69
                                                                                                    -------
Comprehensive income
 (loss).................        --    --        --         --         --             --      --       4,223
Issuance to employees
 pursuant to stock
 option plans...........    18,169     1        33         --         --             --      --          34
Stock repurchases.......        --    --        --         --         --        385,800  (2,086)     (2,086)
Compensation associated
 with stock options.....        --    --        14         --         --             --      --          14
                         ---------  ----   -------   --------       ----      --------- -------     -------
BALANCE, October 31,
 1999................... 7,959,007  $239   $43,828   $(19,739)      $(22)     1,394,353 $(5,804)    $18,502
Comprehensive income
 (loss):
Net income..............        --    --        --     15,392         --             --      --      15,392
Cumulative translation
 adjustments............        --    --        --         --         22             --      --          22
                                                                                                    -------
Comprehensive income
 (loss).................        --    --        --         --         --             --      --      15,414
Issuance to employees
 pursuant to stock
 option plans...........   210,338     6       349         --         --             --      --         355
Compensation associated
 with stock options.....        --    --       244         --         --             --      --         244
                         ---------  ----   -------   --------       ----      --------- -------     -------
BALANCE, October 29,
 2000................... 8,169,345  $245   $44,421   $ (4,347)      $ --      1,394,353 $(5,804)    $34,515
                         =========  ====   =======   ========       ====      ========= =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                    For the Years Ended
                                            -----------------------------------
                                            October 29, October 31, October 25,
                                               2000        1999        1998
                                            ----------- ----------- -----------
                                                        (Restated)  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................    $15,392     $ 4,154     $(2,783)
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
  Depreciation and amortization...........      2,700       2,600       2,525
  (Gain) loss on sale/disposal of
   equipment..............................         19         (13)        331
  Gain on sale of discontinued operation..     (6,478)         --          --
  Cumulative translation adjustment.......         15          (7)         34
  Stock option compensation expense.......          7          14          47
  Deferred income taxes...................        177         (34)         --
Net cash provided by (used in)
 discontinued operations..................         79        (250)       (246)
Changes in assets and liabilities:
  (Increase) decrease in accounts
   receivable.............................     (2,983)       (484)      2,119
  (Increase) decrease in inventories......       (931)      1,920       1,156
  (Increase) decrease in prepaid
   expenses...............................       (301)        129         457
  Decrease in accounts payable, trade.....       (140)     (1,074)       (332)
  Increase (decrease) in accrued
   compensation and related benefits......        518         288        (171)
  Decrease in other liabilities...........     (1,002)       (696)     (2,221)
                                              -------     -------     -------
    Net cash provided by operating
     activities...........................      7,072       6,547         916
                                              -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from business divestitures.....     12,300          --          --
  Purchase of property and equipment......     (3,105)       (986)     (4,236)
  Proceeds from sale of property and
   equipment..............................         20          96          71
  (Increase) decrease in other assets,
   net....................................       (132)          7          --
                                              -------     -------     -------
    Net cash provided by (used in)
     investing activities.................      9,083        (883)     (4,165)
                                              -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..        355          34         218
  Payments to repurchase common stock.....         --      (1,637)         --
  Payments for debt issue cost............         --        (393)         --
  Proceeds from revolving credit lines....     69,654      59,426      70,917
  Payments on revolving credit lines......    (72,453)    (64,806)    (67,935)
  Proceeds from term debt.................         --       5,400         920
  Payments on term debt...................     (1,580)     (4,335)     (1,485)
                                              -------     -------     -------
    Net cash provided by (used in)
     financing activities.................     (4,024)     (6,311)      2,635
                                              -------     -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..............................     12,131        (647)       (614)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR.....................................        233         880       1,494
                                              -------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR..    $12,364     $   233     $   880
                                              =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

   Alpha Technologies Group, Inc. ("Alpha" or the "Company") derives its revenues from thermal management products, principally heat sinks, which dissipate heat generated by electronic components. The Company's products serve the microprocessor, computer, automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace and defense industries.

 Principles of Consolidation

   The consolidated financial statements include the accounts of Alpha and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. As more fully described in Note 3--Discontinued Operations and Note 17--Subsequent Events--Discontinued Operations, prior year numbers have been restated, through reclassification, to discontinue the connector business sold in July 2000 and the subsystems business which was sold on November 17, 2000.

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

 Cash and Cash Equivalents

   Cash and cash equivalents include cash in banks and money market accounts as well as highly liquid investments with initial maturities of less than three months.

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

 Goodwill

   Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 15 years using the straight-line method. The accumulated amortization for continuing operations on October 29,

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

1. Significant Accounting Policies--(Continued)

2000 and October 31, 1999 was approximately $1,022,000 and $841,000, respectively. Amortization expense of approximately $181,000, $181,000, and $173,000 was recorded in fiscals 2000, 1999, and 1998, respectively.

 Long-Lived Assets

   The Company reviews the valuation of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and/or its disposition is less than its carrying amount. The Company has not identified any such impairment loss.

 Comprehensive Income

   Comprehensive income includes net earnings, plus other comprehensive income. The Company's other comprehensive income consists of foreign currency translation adjustments.

 Stock-Based Compensation

   The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation" during October 1995. The standard establishes a fair value approach to valuing stock options awarded to its employees as compensation. The Company has elected, as permitted by the standard, to continue to follow its intrinsic value based method of accounting for stock options consistent with Accounting Principals Board No. 25, "Accounting for Stock Issued to Employees" (APB 25). The intrinsic method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price.

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

 New Accounting Pronouncements

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133" ("SFAS 137") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138").

   The effective date for SFAS 133 as amended by SFAS 137 and SFAS 138 is fiscal years beginning after June 15, 2000. The Company is required to adopt these Statement for its fiscal year 2001. Management believes that the adoption of these pronouncements will not have a material effect on the Company's consolidated financial position or results of operations.

   The Securities and Exchange Commission (SEC) issued Staff Accounting Bulitin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000,

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

1. Significant Accounting Policies--(Continued)

the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

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

   Alpha received $12,300,000, in cash, subject to reduction based on the value of Uni-Star Net Assets (as defined in the Stock Purchase Agreement) as of the closing date. Tyco has made a request for a purchase price adjustment, which the Company is in the process of negotiating. The Company does not believe that any eventual adjustment will have a material impact on the Company's financial statements. The purchase price was a negotiated amount between Buyer and Seller. The sale resulted in a gain of approximately $6,478,000, net of income tax expense.

   In addition, on November 17, 2000, the Company sold its subsystems business. (See Footnote 17 for a discussion of subsequent events.) Accordingly, the results of operations for the Company's connector business which was sold during the year and its subsystems business which was sold shortly after year end are reflected in the accompanying consolidated financial statements as discontinued operations. Previously these businesses were reported as the "Connector Segment" and "Subsystems Segment" for reporting purposes.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

3. Discontinued Operations--(Continued)

   Summary operating results of the discontinued operations are as followed for the fiscal year ended:

 Connector Operations--Sold July 28, 2000

                             October 29, October 31, October 25,
                                2000        1999        1998
                             ----------- ----------- -----------
                                       (in thousands)
   Sales....................   $7,058      $10,623     $12,579
   Costs and expenses.......    6,463        9,635      11,590
                               ------      -------     -------
     Net income of
      discontinued
      operation.............   $  595      $   988     $   989
                               ======      =======     =======

 Summary Balance Sheet Data For Connector Operation -- Sold July 28, 2000

                                                                     October 31,
                                                                        1999
                                                                     -----------
   Current assets...................................................   $3,212
   Property plant and equipment.....................................    1,515
   Non-current assets...............................................      244
   Current liabilities..............................................     (836)
   Non-current liabilities..........................................     (149)
                                                                       ------
                                                                       $3,986
                                                                       ======

 Subsystems Operations Held For Sale

                             October 29, October 31, October 25,
                                2000        1999        1998
                             ----------- ----------- -----------
                                       (in thousands)
   Sales....................   $5,585      $6,168      $5,971
   Costs and expenses.......    5,184       5,658       5,398
                               ------      ------      ------
     Net income of
      discontinued
      operation.............   $  401      $  510      $  573
                               ======      ======      ======

   No income tax provision was provided in income from discontinued operations due to the Company's use of its net operating loss carryforwards.

 Summary Balance Sheet Data For Subsystem Operations Held For Sale

                                                         October 29, October 31,
                                                            2000        1999
                                                         ----------- -----------
   Current assets.......................................   $2,248      $2,248
   Property plant and equipment.........................      209         249
   Non-current assets...................................      429         480
   Current liabilities..................................     (811)       (818)
   Non-current liabilities..............................      (13)        (84)
                                                           ------      ------
                                                           $2,062      $2,075
                                                           ======      ======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

4. Inventories

   Inventories consisted of the following on:

                                                         October 29, October 31,
                                                            2000        1999
                                                         ----------- -----------
                                                             (In Thousands)
   Raw materials and components.........................   $2,255      $2,260
   Work in process......................................    2,387       1,882
   Finished goods.......................................    1,623       2,023
                                                           ------      ------
                                                            6,265       6,165
   Valuation reserve....................................     (330)     (1,161)
                                                           ------      ------
                                                           $5,935      $5,004
                                                           ======      ======

   Inventory reserves decreased due to the write-off of inventory which was reserved for in prior years.

5. Property and Equipment

   Property and equipment consisted of the following on:

                                                         October 29, October 31,
                                                            2000        1999
                                                         ----------- -----------
                                                             (In Thousands)
   Machinery & equipment................................   $19,898     $17,019
   Leasehold improvements...............................     1,281       1,146
                                                           -------     -------
                                                            21,179      18,165
   Accumulated depreciation and amortization............   (10,894)     (8,467)
                                                           -------     -------
                                                           $10,285     $ 9,698
                                                           =======     =======

6. Accrued Compensation and Related Benefits

   Accrued compensation and related benefits consisted of the following on:

                                                         October 29, October 31,
                                                            2000        1999
                                                         ----------- -----------
                                                             (In Thousands)
   Accrued compensation.................................   $1,371      $  825
   Other................................................      472         500
                                                           ------      ------
                                                           $1,843      $1,325
                                                           ======      ======

7. Other Liabilities

   Other liabilities consisted of the following on:

                                                         October 29, October 31,
                                                            2000        1999
                                                         ----------- -----------
                                                             (In Thousands)
   Accrued commissions..................................   $   511     $   343
   Other................................................     1,064       1,297
                                                           -------     -------
                                                             1,575       1,640
   Less: current portion................................    (1,451)     (1,496)
                                                           -------     -------
                                                           $   124     $   144
                                                           =======     =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

8. Debt and Revolving Credit Facilities

   Debt and revolving credit facilities consisted of the following on:

                                                        October 29, October 31,
                                                           2000        1999
                                                        ----------- -----------
                                                            (In Thousands)
   Variable-rate revolving credit facility (effective
    interest rate of 9.75% on October 29, 2000),
    interest payable monthly, principal is repaid and
    re-borrowed based on cash requirements............    $    --     $ 2,799
   Variable-rate term note (effective interest rate of
    9.75% on October 29, 2000), payable in monthly
    installments of $90,000 plus accrued interest.....      3,280       4,860
   Other..............................................         80         320
                                                          -------     -------
                                                            3,360       7,979
   Less amount reflected in net assets of discontinued
    operations........................................        (80)       (320)
   Less current portion...............................     (1,080)     (1,080)
                                                          -------     -------
                                                          $ 2,200     $ 6,579
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

   On October 29, 2000, there was no outstanding balance on the revolving credit facility. Outstanding balances on the revolving credit facility accrue interest accruing at the prime rate announced by First Union National Bank plus .25% (9.75% per annum on October 29, 2000). There is an unused line fee equal to .5% per annum on the difference between $10,500,000 and the average daily outstanding principal balance of Revolving Loans during each month payable monthly in arrears on the first day of each month. The $5,400,000 term note accrues interest at the prime rate announced by First Union National Bank plus .25% (9.75% per annum on October 29, 2000) and is payable in fifty-nine
(59) equal monthly installments of $90,000 beginning April 30, 1999 and a final installment equal to all unpaid principal on March 31, 2004, together, in each instance, with interest thereon to the date of payment. On October 29, 2000, $3,280,000 was outstanding on the term loan and no borrowings on the equipment acquisition facility. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Borrowers which in aggregate total $45,605,000 on October 29, 2000.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

8. Debt and Revolving Credit Facilities

   Cash paid for interest on all outstanding debt amounted to approximately:

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             October 29, October 31, October 25,
                                                2000        1999        1998
                                             ----------- ----------- -----------
                                                       (In Thousands)
   Continuing Operations....................    $566       $1,215      $  970
   Discontinued Operations..................      22           60          41
                                                ----       ------      ------
     Total..................................    $588       $1,275      $1,011
                                                ====       ======      ======

   The amount paid in fiscal 1999 includes $393,000 in debt issue costs, including origination fees, incurred in connection with the refinancing of the Company's credit facilities. These fees will be expensed over the term of the agreement.

   Aggregate payments of debt and revolving credit facilities outstanding as of October 29, 2000 for the next five years are summarized below:

                                                  Continuing Discontinued
   Fiscal Years                                   Operations  Operations  Total
   ------------                                   ---------- ------------ ------
                                                          (In Thousands)
   2001..........................................    1,080        67       1,147
   2002..........................................    1,080        13       1,093
   2003..........................................    1,080        --       1,080
   2004..........................................       40        --          40
   2005..........................................       --        --          --
                                                    ------       ---      ------
                                                    $3,280       $80      $3,360
                                                    ======       ===      ======

   The above credit facility was paid off in December of 2000, see "Footnote 17--Subsequent Events" for discussion of new loans and payoff of the above credit facilities.

9. Preferred Stock

   On October 29, 2000 and October 31, 1999, the Company had authorized 180,000 shares of unissued, preferred stock with a par value of $100 per share. The Board of Directors has the authority to issue such preferred stock and to set the terms thereof, including the dividend rate, conversion rights, redemption rights, voting rights and liquidation preferences. There are no shares of preferred stock outstanding as of October 29, 2000.

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

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

11. Stock Option Plans

   The Company has in effect nonqualified and incentive stock option plans under which shares are available for exercise. As of October 29, 2000, the Board of Directors has reserved 1,620,647 shares of common stock for issuance under the plans. The prices at which substantially all stock options outstanding have been granted have been equal to or in excess of the fair market value of the Company's stock at the time of the grant. These options vest over periods up to five years. On October 29, 2000, there were 412,365 shares available for future grants.

   The following table summarizes activity and outstanding options under the plans:

                                                        Shares       Weighted
                                                        Under        Average
                                                        Option    Exercise Price
                                                      ----------  --------------
   Outstanding on October 26, 1997...................  1,223,500       4.13
     Granted-Option Price=FMV........................    393,720       3.34
     Granted-Option Price>FMV........................     54,780       4.26
     Forfeited.......................................   (318,785)      4.14
     Exercised.......................................    (91,815)      2.66
                                                      ----------      -----
   Outstanding on October 25, 1998...................  1,261,400       4.00
     Granted-Option Price=FMV........................    581,276       3.09
     Granted-Option Price>FMV........................     26,274       4.95
     Forfeited.......................................   (509,631)      3.99
     Exercised.......................................    (18,169)      1.88
                                                      ----------      -----
   Outstanding on October 31, 1999...................  1,341,150      $3.66
     Granted-Option Price=FMV........................    362,836       7.94
     Granted-Option Price>FMV........................     66,664       6.60
     Forfeited.......................................    (99,916)      4.40
     Exercised.......................................   (462,452)      4.40
                                                      ----------      -----
   Outstanding on October 29, 2000...................  1,208,282      $4.76
                                                      ==========      =====
   Exercisable as of:
   October 29, 2000..................................    582,289      $3.07
   October 31, 1999..................................    780,640      $3.77
   October 25, 1998..................................    735,733      $4.03

          Options Outstanding                     Options Exercisable
-----------------------------------------   ----------------------------------
                               Weighted
                                Average     Weighted                 Weighted
  Range of      Outstanding    Remaining    Average    Exercisable   Average
  Exercise         As of      Contractual   Exercise      as of      Exercise
   Prices        10/29/00        Life        Price      10/29/00      Price
  --------      -----------   -----------   --------   -----------   --------
$ 1.00-$ 3.00      402,662     2.9 Years     $ 2.11      322,834      $2.15
$ 3.01-$ 5.00      328,620     3.1 Years     $ 4.21      228,620      $4.08
$ 5.01-$ 7.00      322,500     4.3 Years     $ 5.98       30,835      $5.22
$ 7.01-$ 9.00       17,000     4.5 Years     $ 7.13           --         --
$ 9.01-$11.00       87,500     4.6 Years     $ 9.41           --         --
$11.01-$13.00       50,000     4.7 Years     $13.00           --         --
                 ---------                               -------
                 1,208,282     3.5 Years     $ 4.76      582,289      $3.07
                 =========                               =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

11. Stock Option Plans--(Continued)

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

   On August 21, 2000, the Board of Directors of the Company authorized an increase in the shares issuable under the 1994 Stock Option Plan by 325,000, which is subject to approval by shareholder vote. On April 21, 1998, the shareholders approved an amendment to the 1994 Stock Option Plan to provide for an automatic grant of 10,000 options to each non-employee director at the annual meetings held in 1998, 1999 and 2000. Such options will be exercisable at the fair market value of the shares on the date of grant, will vest in one year, and will be exercisable for five years from the date of grant.

   For fiscal 2000, 1999 and 1998, $7,000, $14,000 and $47,000, respectively, was recognized as expense for options issued to non-employees under the Company's stock option plans. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company has accounted for options issued to employees under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1998 were: expected volatility 51.72%, risk free interest rate of 5.11%, expected option life of 4.5 years, and no expected dividends. The weighted average assumptions used for fiscal 1999 were: expected volatility 74.5%, risk free interest rate of 5.78%, expected option life of 4.0 years, and no expected dividends. The weighted average assumptions for fiscal 2000 were: expected volatility 73.45%, risk free interest rate of 6.35%, expected option life of 4.0 years, and no expected dividends. In addition, adjustments were made for estimated cancellations.

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

   For pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the fair value based method of accounting defined in SFAS 123 had been applied, the Company's net income and net income per share would have decreased by $919,000, or $0.14 per basic and $0.12 per diluted share, in fiscal 2000, by $516,000, or $0.07 per basic and diluted share, in fiscal 1999, and its net loss and net loss per share would have been increased by approximately $472,000, or $0.07 per basic and diluted share, in fiscal 1998. The estimated weighted average fair value of options granted during fiscal 2000, 1999 and fiscal 1998 was $4.53, $2.32, and $1.63, respectively. This pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS 123, only the effects of awards granted after the Company's 1995 fiscal year are considered in the pro forma calculation.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

12. Net Income (Loss) Per Share

   Basic net income (loss) per common share is computed by dividing income
(loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are calculated to give effect to stock options outstanding during the period. The treasury stock method is used to calculate dilutive shares and reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. For fiscal year 1998, potentially dilutive shares were not considered in the computation as their effect would have been antidilutive. The amounts used in calculating basic and dilutive earnings per share and the amounts that would have been used in fiscal 1998 were:

                                            October 29, October 31, October 25,
                                               2000        1999        1998
                                            ----------- ----------- -----------
                                                      (In Thousands)
   Income (loss) used in basic and diluted
    EPS:
     Income (loss) from continuing
      operations...........................   $ 7,918     $2,656      $(4,345)
     Gain on sale of discontinued
      operation............................     6,478         --           --
     Income from discontinued operation....       996      1,498        1,562
                                              -------     ------      -------
     Net income (loss) available to common
      share holders........................   $15,392     $4,154      $(2,783)
                                              =======     ======      =======
   Shares:
     Weighted average common shares
      outstanding--used in basic EPS.......     6,760      6,936        6,754
     Net dilutive potential common shares
      issuable on exercise of stock
      options..............................       668        198          106
                                              -------     ------      -------
     Weighted average common shares and
      dilutive potential common shares--
      used in dilutive EPS.................     7,428      7,134        6,860
                                              =======     ======      =======

13. Income Taxes

   Income (loss) before income taxes from continuing operations was as follows for the fiscal years ended:

                                             October 29, October 31, October 25,
                                                2000        1999        1998
                                             ----------- ----------- -----------
                                                       (In Thousands)
   Domestic.................................   $16,157     $4,489      $(2,527)
   Foreign (Discontinued)...................      (185)      (335)        (256)
                                               -------     ------      -------
                                               $15,972     $4,154      $(2,783)
   Less: Discontinued operations............     7,474      1,498        1,562
                                               -------     ------      -------
   Continuing operations....................   $ 8,498     $2,656      $(4,345)
                                               =======     ======      =======

   The provision (benefit) for income taxes for continuing operations was as follows for the fiscal years ended:

                                           October 29, October 31, October 25,
                                              2000        1999        1998
                                           ----------- ----------- -----------
                                                     (In Thousands)
   Federal income tax.....................   $2,889      $1,526       $(946)
   State income tax.......................      403         267          --
                                             ------      ------       -----
                                              3,292       1,793        (946)
   Federal--Valuation allowance provided
    (reversed)............................   (2,712)     (1,793)        946
                                             ------      ------       -----
                                             $  580      $   --       $  --
                                             ======      ======       =====

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

13. Income Taxes--(Continued)

   The differences in the income taxes provided for and the amounts determined by applying the Federal statutory rate to income before taxes of the Company are summarized as follows:

                                           October 29, October 31, October 25,
                                              2000        1999        1998
                                           ----------- ----------- -----------
   Federal income statutory rate..........     34.0%       34.0%      (34.0)%
   State income taxes, net of federal
    income tax benefit....................      2.1%        5.9%         --
   Valuation allowance provided
    (reversed)............................    (26.7)%     (39.9)%      34.0%
   Other..................................     (3.2)
                                              -----       -----       -----
     Total Provision for income taxes.....      6.2%         --          --
                                              =====       =====       =====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities and their changes during the year ended October 29, 2000 were as follows:

                                                         Deferred
                                            October 29, (Provision) October 31,
                                               2000       Benefit      1999
                                            ----------- ----------- -----------
                                                      (In Thousands)
   Deferred Tax Assets:
     Net operating loss carryforwards......   $1,207      $(4,497)    $ 5,704
     Tax credits...........................      740          222         518
     Accrued liabilities...................      227          122         105
     Other.................................      684         (585)      1,269
                                              ------      -------     -------
     Total gross deferred tax assets.......    2,858       (4,738)      7,596
     Less: Valuation allowance.............     (454)       4,338      (4,792)
                                              ------      -------     -------
     Net deferred tax asset................    2,404         (400)      2,804
   Deferred Tax Liabilities:
     Amortization and depreciation.........     (835)         223      (1,058)
     Other.................................       --
                                              ------      -------     -------
     Total deferred tax liabilities........     (835)         223      (1,058)
                                              ------      -------     -------
     Net deferred tax asset................   $1,569         (177)    $ 1,746
                                              ======      =======     =======

   Due to the Company's historical results of operations, a valuation allowance has been provided for certain deferred tax assets that may not be realized. The valuation allowance decreased by $4,338,000 and $1,682,000 in fiscal 2000 and 1999, respectively and increased by $819,000 in fiscal 1998. During fiscal 2000 and 1999, the net deferred tax asset decreased primarily due to the utilization of net operating loss carryforwards.

   On October 29, 2000, the Company had, for tax purposes, net operating loss carryforwards of approximately $3,549,000, unused investment and research and development tax credits of approximately $255,000, and $488,000 of alternative minimum tax credits available to offset future taxable income and Federal income taxes. The net operating loss carryforward will expire at the end of fiscal 2018, the investment tax credit and research and development tax credit carryforwards will expire from 2001 to 2005, and the alternative minimum tax credit has no expiration.

   All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In compliance with the Tax Reform Act of 1986, investment tax credits carried forward were reduced by 35%. The Company's ability to utilize the net operating loss carryforwards to offset alternative minimum taxable income is limited to 90% for tax years after fiscal 1987.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

13. Income Taxes--(Continued)

   Additionally, Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a more than 50 percentage point change in ownership of the corporation during a three-year period. It is possible that subsequent transactions involving the Company's capital stock could result in such a limitation. As of October 29, 2000, management does not believe that a 50 percentage point change in ownership has occurred during a three year period.

   Cash paid for income taxes for approximately:

                                             October 29, October 31, October 26,
                                                2000        1999        1998
                                             ----------- ----------- -----------
   Continuing Operations....................   156,000    $ 96,000          --
   Discontinued Operations..................   477,000      50,000     $28,000
                                              --------    --------     -------
     Total..................................  $633,000    $146,000     $28,000
                                              ========    ========     =======

14. Commitments and Contingencies

   The Company has operating lease commitments for certain office equipment and manufacturing, administrative and support facilities. Minimum lease payments under noncancellable leases on October 29, 2000 are as follows:

                                                                        Total
                                              Continuing Discontinued Operating
   Fiscal                                     Operations  Operations   Leases
   ------                                     ---------- ------------ ---------
                                                       (In Thousands)
   2001......................................   $1,497       $224      $1,721
   2002......................................    1,410        222       1,632
   2003......................................    1,248        215       1,463
   2004......................................    1,130        208       1,338
   2005......................................      697        103         800
   Thereafter................................    1,101         --       1,101
                                                ------       ----      ------
   Minimum lease payments....................   $7,083       $972      $8,055
                                                ======       ====      ======

   Rent expense (exclusive of operating expenses and net of sublease rents) for operating leases for continuing operations was approximately $1,157,000, $1,140,000 and $1,067,000 in fiscal 2000, 1999 and 1998, respectively. Total rent expense (exclusive of operating expenses and net of sublease rents) for all operating leases was approximately $1,617,000, $1,692,000 and $1,584,000 in fiscal 2000, 1999 and 1998, respectively.

   There are no material legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened. (See Footnote 3:
Discontinued Operations)

15. Retirement Plans

   The Company sponsors a defined contribution plan which is available to all domestic employees. This plan provides for employer contributions based on employee participation. The total expense under the plan was:

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             October 29, October 31, October 25,
                                                2000        1999        1998
                                             ----------- ----------- -----------
   Continuing Operations....................  $ 260,000   $231,000    $327,000
   Discontinued Operations..................     80,000    113,000     125,000
                                              ---------   --------    --------
     Total..................................  $ 340,000   $344,000    $452,000
                                              =========   ========    ========

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

16. Business Segment Information

                                                    Fiscal Year Ended
                                           -----------------------------------
                                           October 29, October 31, October 25,
                                              2000        1999        1998
                                           ----------- ----------- -----------
   Net sales by geographic area:
   Sales to Customers Within the
    Continental US........................   $57,026     $44,690     $53,032
   Exports From the US to Unaffiliated
    Customers.............................     4,521       3,739       5,463
                                             -------     -------     -------
     Total Sales..........................   $61,547     $48,429     $58,495
                                             =======     =======     =======

17. Subsequent Events--(UNAUDITED)

   On November 17, 2000, Malco Technologies Group, Inc., ("Seller") a wholly-owned subsidiary of Alpha Technologies Group, Inc. ("Alpha", or the "Registrant"), pursuant to an asset purchase agreement, sold substantially all of the assets and business of Seller's subsystems business (the "Business") located in Colmar, Pennsylvania, which operated under the trade name Malco Technologies, Inc. ("Malco") to a privately owned company (the "Buyer"). The sale included Malco's accounts receivable, inventory, machinery, equipment, tools, business machines, office furniture and fixtures and certain intangibles including but not limited to customer lists, trade names and engineering designs and the agreement by Alpha and certain of their affiliates engage not to engage in any business, directly or indirectly, that competes with Malco for three years.

   Seller received $2,200,000, in cash plus a three-year, 12% note for $300,000 and Buyer assumed certain payables and liabilities of the Business. The purchase price was a negotiated amount between Buyer and Seller.

   On January 8, 2001 the Company completed a rights offering pursuant to which holders of Alpha common stock on October 25, 2000, received one basic subscription right for each 25 shares of common stock held as of the close of business on that date. Holders of subscription rights were entitled to purchase one share of the Company's common stock at a price of $7.25 per share. The rights offering was oversubscribed and the Company received approximately $1,964,000, from the sale of 270,946 shares of common stock.

   On January 9, 2001, pursuant to a Stock Purchase Agreement (the "SPA") dated September 18, 2000, as amended by Amendment No. 1 dated November 10, 2000, Alpha Technologies Group, Inc. ("Alpha"), purchased all of the outstanding Common Stock of National Northeast Corporation ("NNE") from Mestek, Inc. (the "Seller") of Westfield, Massachusetts. NNE is engaged, and Alpha intends to continue to engage through NNE, in the thermal management and aluminum extrusion business in Pelham, New Hampshire.

   The purchase price was $49,900,000 in cash, subject to adjustment based upon working capital as of the Closing. Pursuant to the SPA, the Seller and certain of its affiliates agreed not to engage in the manufacture and sale of aluminum extrusions and aluminum heat sinks for four and one half years. The terms of the transaction, including the purchase price, were the result of arms length negotiations between Alpha and Seller.

   Alpha used $14,800,000 of its cash on hand and $39,800,000 in borrowings under its new credit facility to pay: (i) the purchase price, (ii) $1,300,000 in transaction costs and costs for the new credit facility and (iii) $3,400,000 in outstanding debt under its old credit facilities, including a $378,000 early termination fee.

   Simultaneously with the closing of the SPA, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement') with Union Bank of California, N.A. ("Union Bank") as sole lead arranger and administrative agent and several banks and other financial institutions named in the Credit Agreement. The Credit Agreement provides for a revolving loan facility of up to $15,000,000, and a

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

17. Subsequent Events--(UNAUDITED)--(Continued)

$35,000,000 term facility, maturing on January 8, 2006. The advances on the revolving loans are based on eligible accounts receivable. Prior to the closing under the Credit Agreement, the Company paid off, with its cash on hand, the credit facility entered into on April 16, 1999.

   On January 9, 2001, in connection with the NNE acquisition $35,000,000 was borrowed on the term loan and $4,800,000 was drawn on the revolving credit facility. Interest on the revolver accrues at the base rate provided by Union Bank pursuant to the terms of the Credit Agreement plus .75% (9.75% on January 9, 2001). There is an unused line fee equal to .5% per annum based on the average aggregate amount, for each day during the period, of the Available Revolving Loan Commitment payable quarterly in arrears on the last day of each quarter. The $35,000,000 term note accrues interest at the base rate provided by Union Bank pursuant to the terms of the Credit Agreement plus .75%(9.75% per annum on January 9, 2001) and is payable in four quarterly installments $1,500,000 beginning March 31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000, together, in each instance, with interest thereon to the date of payment. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of Alpha and its subsidiaries.

                                                                     SCHEDULE II

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                               Balance at Charged to                Balance at
                               Beginning  Costs and                   End of
         Description           of Period   Expenses   Deductions      Period
         -----------           ---------- ----------  ----------    ----------
CONTINUING OPERATIONS
Allowance for doubtful
 accounts deducted from
 accounts receivable in the
 balance sheet--
  2000........................  $ 297,900 $   46,000  $   73,345(1) $  270,555
  1999........................    410,254         --     112,354(1)    297,900
  1998........................    240,808    188,575      19,129(1)    410,254
Allowance for obsolete
 inventory deducted from
 inventories in the balance
 sheet--
  2000........................ $1,161,366 $  166,682  $  998,900(2) $  329,148
  1999........................  1,320,745    309,000     468,379(2)  1,161,366
  1998........................    748,356  1,237,481     665,092(2)  1,320,745
Allowance for Wakefield
 facility consolidation
  2000........................ $    7,036 $       --  $    7,036    $       --
  1999........................    105,064         --      98,028         7,036
  1998........................  1,749,983   (362,000)  1,282,919(3)    105,064

--------
(1)  Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventory written off at cost, net of value recovered.
(3) Primarily severance and equipment write offs.