Form 10-K405/A
period 2000-10-29
ALPHA TECHNOLOGIES GROUP INC
filed 2001-02-26
CIK 710807

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-K/A-1
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2000      Commission File Number 0-14365
                          ----------------                             -------
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        ALPHA TECHNOLOGIES GROUP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its Charter)

Delaware                                   76-0079338
--------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

11990 San Vicente Boulevard, Suite 350     90049
                                           -----
Los Angeles, CA                            (Zip Code)
----------------------------------------
(Address of principal executive offices)

       Registrant's telephone number, including area code: 310-566-4005
                                                           ------------

      Securities registered under Section 12(b) of the Exchange Act: None
                                                                     -----

        Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.03 par value
                             (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.  Yes  X    No_____
                                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of registrant, computed by reference to the last sales price of such Common Stock on January 22, 2001: $49,109,524.

Number of shares of Common Stock, par value $.03 per share, outstanding at January 22, 2001: 7,078,435.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

The following table sets forth information regarding the directors of the Company. Each of the directors holds office until their successors are duly elected and qualified.


Name                     Age    Principal Occupation for Past Five Years
----                     ---    ----------------------------------------

Lawrence Butler.......   38     Mr. L. Butler has been Chairman and Chief
                                Executive Officer since May 1999. He was
                                President and Chief Executive Officer of Alpha from April 19, 1995 until May 1999. He was an executive vice president of Alpha from September
                                1994. He has been director, president and sole shareholder of Camelia Group, Inc., the general partner of Dot.Com Partners, L.P., f/k/a Steel
                                Partners, L.P. (private investment partnership), a Delaware limited partnership ("Dot.Com"), since 1990. Lawrence Butler is Marshall Butler's son. Member of the Executive Committee. He has been a director of the Company since September
                                1994.

Marshall D. Butler....   74     Mr. M. Butler was Chairman of the Board of Alpha
                                from April 26, 1993 until May 1999. From
                                September 22, 1994 through April 19, 1995, Mr.
                                M. Butler served as Chief Executive Officer of
                                Alpha. Mr. M. Butler is currently Chairman of
                                First Israel Mezzanine Fund, which focuses on buyouts of Israeli companies, and is a director of Israel Infinity Venture Capital, a venture capital fund that invests in Israeli companies.
                                He was a director of AVX Corporation, a
                                manufacturer of ceramic capacitors from 1973 to 1999, and was Chief Executive Officer of AVX
                                Corporation from December 1973 until 1993. Mr.
                                M. Butler was a director of Mass Mutual
                                Corporate Investors from 1994 through 1995, and
                                Mass Mutual Participation Investors from 1989 through 2000. Mr. M. Butler is the father of Lawrence Butler. Member of the Executive, Stock
                                Option and Compensation Committees. He has been a director of the Company since April 1993.

Donald K. Grierson.......      66   Mr. Grierson served as Vice-Chairman of the
                                    Board of Alpha from April 1993 through April
                                    1995. From December 7, 1988 until April 26,
                                    1993, Mr. Grierson served as Chairman of the Board of Alpha. For more than the past five years, Mr. Grierson has served as President and Chief Executive Officer of ABB Vetco
                                    Gray Inc., which designs, manufactures,
                                    sells and services highly engineered
                                    exploration and production equipment used by the worldwide oil and gas industry, primarily for offshore applications. Mr.
                                    Grierson currently serves as a director of Parametric Technology Inc., a developer and marketer of software products for the automation of the mechanical design process.
                                    Member of the Stock Option, Compensation and
                                    Audit Committees. He has been a director of the Company since February 1988.

Frederic A. Heim.........     74    Mr. Heim, a private investor, served as a
                                    director of Encino Savings and Loan, Van
                                    Nuys, California, from 1991 through 1994. He was a co-founder and, from 1981 to 1990, a director and Executive Vice President of Computer Memories Incorporated, which manufactured computer disk drives. Member of Audit and Compensation Committees. He has been a director of the Company since April
                                    1993.

Dr. Kenneth W. Rind......      65   Dr. Rind is a long term venture capitalist
                                    and, since 1998, is a General Partner of Israel Infinity Venture Corporation. Since
                                    1981, Dr. Rind has been Chairman of Oxford
                                    Venture Corporation, an independent venture capital management firm. Dr. Rind is currently a director of Vasomedical, Inc., a medical technology company and ESC Medical
                                    Systems, Ltd., a medical equipment
                                    manufacturer. Member of Audit and Stock
                                    Option Committees. He has been a director of the Company since April 1995.

Robert C. Streiter.......      40   Mr. Streiter has been President and Chief
                                    Operating Officer of the Company since May
                                    1999. He was president of Uni-Star
                                    Industries, Inc. ("Unistar"), a subsidiary of the Company, until its sale in July, 2000, and President of Wakefield
                                    Engineering, Inc., a subsidiary of the
                                    Company, since September 21, 1998. From June
                                    1988 to November 1997, Mr. Streiter was
                                    employed at AVX Filters Corp. in the
                                    positions of Controller, Operations Manager and Plant Manager; and was previously employed at Johanson Dielectrics, Inc.
                                    from November 1997 until he left to join
                                    Uni-Star. He has been a director of the
                                    Company since May 1999.

     The current executive officers of the Company are as follows:

          Name                       Age             Position
          ----                       ---             --------

     Lawrence Butler.............    38   Chairman and Chief Executive Officer

     Robert C. Streiter..........    40   President and Chief Operating Officer

     Johnny J. Blanchard.........    42   Secretary, Treasurer and Chief
                                          Financial Officer

     Steve E. Chupik.............    57   Vice President Administration

     Each officer of the Company holds office until his successor shall be duly elected and qualified or until his earlier death, resignation or removal.

     For information concerning Messrs. L. Butler and Streiter see above.

     Mr. Blanchard has been Chief Financial Officer of the Company since September 1994; from December 1989, he was Controller of the Company; and from October 1988, he was General Accounting Manager of the Company.

     Mr. Chupik has been Vice President Administration of the Company since August 1993; from May 1988, he was Vice President Human Resources of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and holders of more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Other than Lawrence Butler and Marshall Butler, the Company is not aware of any beneficial owner of more than ten percent of its Common Stock.

     Based on a review of the copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten percent holders were complied with in a timely manner during fiscal year 2000.

Item 11. Executive Compensation.
-------- -----------------------

         The Summary Compensation Table below sets forth the compensation paid or accrued for services rendered in all capacities on behalf of the Company during the last three fiscal years to the Company's "Named Executive Officers," the only executive officers who received compensation in excess of $100,000 during the fiscal year ended October 29, 2000.

                          SUMMARY COMPENSATION TABLE

                                                    Annual                             Long Term
                                                 Compensation                     Compensation Awards
                                                 ------------                     -------------------

                                                                                      Securities
                                  Fiscal                                              Underlying          All Other
Name and Principal Position        Year      Salary($)    Bonus($)     Other($)     Options/SARs(#)    Compensation($)
---------------------------        ----      ---------    --------     --------     ---------------    ---------------
Lawrence Butler                    2000       241,270     175,000            -              100,000          10,350(2)
  Chairman and                     1999       220,375     112,875            -              120,000          11,322(2)
  Chief Executive Officer (1)      1998       170,208           -            -               80,000          11,700(2)

Robert C. Streiter                 2000       213,750     225,000            -              100,000          10,179(4)
  President and                    1999       173,465     100,000        5,385(5)            50,000           6,375(6)
  Chief Operating Officer (3)      1998        76,924      37,500            -              100,000           2,308(6)

Steve E. Chupik                    2000       123,150      50,000            -               15,000          10,633(7)
  Vice President -                 1999       111,666      36,000       24,994(5)            25,000           4,099(6)
  Administration (7)               1998       100,000           -            -                5,000           3,000(6)

Johnny J. Blanchard                2000       106,678      50,000        4,278(5)            10,000           4,264(6)
  Chief Financial Officer          1999       100,012      31,185            -               15,000           3,000(6)
                                   1998        93,750           -            -                    -           2,813(6)

______________________


  1. On May 26, 1999, Mr. Butler became Chairman and Chief Executive Officer of the Company.

  2. Represents car allowance of $7,200 and 401(k) Employer Matching Contribution of $3,150 for fiscal 2000; represents car allowance of $7,200 and 401(k) Employer Matching Contribution of $4,122 for fiscal 1999; represents car allowance of $7,200 and 401(k) Employer Matching Contribution of $4,500 for fiscal 1998.

  3. Mr. Streiter joined Uni-Star Industries, Inc., a subsidiary of the Company, as President on March 23, 1998 and assumed the additional responsibility of President of Wakefield Engineering Inc., a subsidiary of the Company, on September 21, 1998. He became President and Chief Operating Officer of the Company on May 26, 1999.

  4. Represents car allowance and reimbursements of $5,679 and 401(k) Employer Matching Contribution of $4,500 for fiscal 2000.

  5.   Represents accrued vacation payments.

  6.   Represents 401(k) Employer Matching Contributions.

  7. Represents car allowance and reimbursements of $5,523, medical insurance waiver of $1,000 and 401(k) Employer Matching Contribution of $4,110 for fiscal 2000. Mr. Chupik became an officer within the meaning of Section 16 of the Exchange Act effective as of February 22, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth information regarding grants of stock options to the Named Executive Officers during the last fiscal year. No SARs were granted during the last fiscal year.

                                                                                                     Potential Realizable Value
                                                                                                       at Assumed Annual Rates
                                                                                                        of Stock Appreciation
                                                                                                         for Option Term($)
                                                                                                        --------------------
                     Number of
                     Securities         % of Options
                     Underlying            Granted
                     Options            to Employees              Exercise       Expiration
Name                 Granted       during Fiscal Year/(1)/     Price/Share($)     Date(2)       5% per year/(1)/   10% per year/(1)/
----                 -------       -----------------------     --------------     -------       ----------------   -------------
Lawrence Butler         83,334                      23.3%            6.00           4/17/05             155,769         356,306
                        16,666                                       6.60           4/17/05

Robert C. Streiter      50,000                      23.3%          9.4063            6/4/05             309,522         683,964
                        50,000                                     13.000           7/27/05

Steve E. Chupik         15,000                       3.5%            6.50           2/15/05              26,937          59,525

Johnny J. Blanchard     10,000                       2.3%          9.4063            6/4/05              25,988          57,426

______________

(1) Aggregate for all fiscal year 2000 grants.

(2) The options are exercisable as to one-third of the shares one year after the date of grant, an aggregate of two-thirds of the shares two years after the date of grant and the remaining one-third of the shares three years after the date of grant.


       Aggregated Option Exercises in Fiscal Year Ended October 29, 2000
                       and Fiscal Year End Option Values

     The following table sets forth information regarding each exercise of stock options during the fiscal year ended October 29, 2000 by the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons.

                                                                    Number of
                                                                   Unexercised         Value Unexercised
                                                                 Options at FY-           In-the-Money
                            Shares                                   End (#)           Options At FY-End
                           Acquired                               Exercisable/            Exercisable/
                         on Exercise #       Value Realized       Unexercisable          Unexercisable
                         -------------     ----------------       -------------          -------------
Lawrence Butler              6,776(1)           $ 41,495        243,333 / 206,667    $1,666,709/$1,049,377

Robert C. Streiter              --                    --        88,334 / 161,666       712,921 / 488,639

Steve E. Chupik              5,733                48,767         30,601 / 31,666       266,016 / 206,348

Johnny J. Blanchard         19,056(2)            211,375         5,000 / 20,000         26,406 / 63,749

______________

(1) Resulted from a cashless exercise, pursuant to the 1994 Plan, of options to purchase 100,000 Shares.

(2) Resulted from the exercise pursuant to the 1994 and 1985 Plan, of options to purchase an aggregate of 32,000 Shares (of which 30,000 were a cashless exercise, pursuant to the 1994 and 1985 Plan).

Employment Agreements

     Effective November 1, 2000, the Company and Mr. L. Butler entered into a three year employment agreement (the "Agreement"). Under the Agreement, Mr. Butler is entitled to a base annual salary of $260,000 for the first year of the term with annual reviews of such base salary by the Board of Directors. In addition, the Agreement provides for an annual bonus based on the Company's earnings from continuing operations before provision for income taxes.

     Effective November 1, 2000, the Company entered into a three year employment agreement, with Robert C. Streiter pursuant to which Mr. Streiter is to serve as President and Chief Operating Officer of the Company. Under the agreement, Mr. Streiter is entitled to a base annual salary of not less than $260,000 for the first year of the term with annual reviews of such base salary by the Board of Directors. In addition, the Agreement provides for an annual bonus based on the Company's earnings from continuing operations before provision for income taxes. The agreement provides that in the event of a change in control, Mr. Streiter may terminate the agreement. This agreement supercedes the Employment Agreement between the Company and Mr. Streiter effective March 23, 1999.

Compensation of Directors

     In 1998, the Company's Board of Directors and shareholders approved an amendment to the Company's 1994 Stock Option Plan to provide for the annual grant on the date of the Annual Meeting of Shareholders for the 1998, 1999 and 2000 fiscal years of options to purchase 10,000 shares to each director who is not an employee of the Company. Such Options, which are not Incentive Stock Options, are exercisable at the fair market value of Common Stock of the Company on the day of the Annual Meeting, vest one year from the date of the grant and are exercisable until the date that is the earlier of five years from the date of grant or 90 days after the Optionee ceases to be a director of the Company. Directors who are officers of or consultants to the Company will not receive any additional compensation for serving on the Board of Directors or its committees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

     The following table sets forth as of January 31, 2001, the number and percentage of outstanding shares of Common Stock of the Company owned beneficially, within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), by (i) each stockholder known by the Company to own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each named executive officer; and (iv) all directors and executive officers, as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

                                                  Amount and
                        Name and Address           Nature of        Percent
                               of                  Beneficial          of
                      Beneficial Owners/(1)/     Ownership/(2)/    Class/(2)/
                      ----------------------     --------------    ----------

     Marshall D. Butler(3)(4)..................         911,159          12.8%

     Lawrence Butler(5)........................       1,465,758          19.9%

     Donald K. Grierson(6).....................         228,000           3.2%

     Frederic A. Heim(3)(7)....................          50,200              *

     Dr. Kenneth W. Rind(8)....................          39,399              *

     Dot.Com Partners, L.P.(9).................         695,038           9.8%

     Robert C. Streiter(10)....................         130,284           1.8%

     Steve E. Chupik(11).......................          68,953              *

     Johnny Blanchard(12)......................          33,530              *

     Dimensional Fund Advisors Inc.
      1299 Ocean Avenue, 11th Floor
      Santa Monica, California 90401 (13)......         389,700           5.5%

     All Directors and Executive Officers
     as a Group (8 Persons)(14)................       2,927,283          38.5%
         _______________

       *  Constitutes less than 1%


(1) Unless otherwise indicated, the address of each beneficial owner is c/o Alpha Technologies Group, Inc., 11990 San Vicente Boulevard, Suite 350, Los Angeles CA 90049.

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

(4) Includes 25,000 shares which Mr. M. Butler has the right to acquire upon the exercise of stock options within 60 days, and 235,084 shares owned by a trust of which Mr. M. Butler is a trustee.

(5) Includes 695,038 shares owned by Dot.Com, 222,654 shares owned by trusts of which Mr. L. Butler is trustee, 270,001 shares which Mr. L. Butler has the right to acquire upon the exercise of stock options within 60 days and 16,213 shares held for Mr. L. Butler's account in the Company's 401(k) Plan.

(6) Includes 20,000 shares which Mr. Grierson has the right to acquire upon the exercise of stock options within 60 days.

(7) Includes 45,000 shares that Mr. Heim has the right to acquire upon exercise of stock options within 60 days.

(8) Includes 20,000 shares which Mr. Rind has the right to acquire upon the exercise of stock options within 60 days.

(9) Shares owned by Dot.Com are also included in the number of shares reported as beneficially owned by Mr. L. Butler.

(10) Includes 88,334 shares that Mr. Streiter has the right to acquire upon exercise of stock options within 60 days, 14,900 shares owned by Mr. Streiter's spouse as to which Mr. Streiter disclaims beneficial ownership and 2,850 shares held for Mr. Streiter's account in the Company's 401(k) Plan.

(11) Includes 43,934 shares that Mr. Chupik has the right to acquire within 60 days and 13,186 shares held for Mr. Chupik's account in the Company's 401(k) Plan.

(12) Includes 5,000 shares that Mr. Blanchard has the right to acquire upon exercise of stock options within 60 days and 9,374 shares held for Mr. Blanchard's account in the Company's 401(k) Plan.

(13) Dimensional Fund Advisors Inc. ownership as of December 31, 2000.

(14) Includes 517,269 shares which individuals in the group have the right to acquire upon the exercise of stock options which are exercisable within 60 days, 41,623 shares held for the accounts of the individuals in the group in the Company's 401(k) Plan, 695,038 shares held by Dot.Com, 222,654 shares owned by trusts of which Mr. L. Butler is trustee, and 235,084 shares owned by a trust of which Mr. M. Butler is a trustee.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

        For services to the Company, Marshall Butler received compensation of $75,000 during the 2000 fiscal year.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2001             ALPHA TECHNOLOGIES GROUP, INC.
                                        (Registrant)


                                        By:  /s/ Johnny J. Blanchard
                                          -----------------------------------
                                             Johnny J. Blanchard
                                             Chief Financial Officer