Form 10-Q
period 2001-01-28
ALPHA TECHNOLOGIES GROUP INC
filed 2001-03-14
CIK 710807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 28, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                       76-0079338
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
               organization)


                 11990 San Vicente Blvd, Los Angeles, CA 90049
                 ---------------------------------------------
                    (Address of principal executive offices)


                                  310-566-4005
                                  ------------
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.03 par value                                  7,078,435
----------------------------                                  ---------
           Class                                   Outstanding at February 22, 2001

                         ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                JANUARY 30, 2000

                               TABLE OF CONTENTS

                                                                                                                            Page No.
                                                                                                                            --------

PART I  FINANCIAL INFORMATION...............................................................................................    3
CONSOLIDATED BALANCE SHEETS - JANUARY 28, 2001 AND OCTOBER 29, 2000.........................................................    3
CONSOLIDATED STATEMENTS OF EARNINGS FOR THE QUARTERS ENDED JANUARY 28, 2001 AND JANUARY 30, 2000............................    4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE QUARTERS ENDED JANUARY 28, 2001 AND JANUARY 30, 2000................    5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS JANUARY 28, 2001 AND JANUARY 30, 2000................................    6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................................................................    7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................   11
PART II - OTHER INFORMATION.................................................................................................   14

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS - JANUARY 28, 2001 AND OCTOBER 29, 2000

                (In Thousands, Except Share and Per Share Data)

                                                                                        January 28,          October 29,
                                                                                            2001                 2000
                                                                                    ----------------     ----------------
                                                                                        (Unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash                                                                                        $ 1,263              $12,364
 Accounts receivable, net                                                                     11,997               10,075
 Inventories, net                                                                             10,626                5,935
 Net assets of discontinued operations                                                            --                2,062
 Prepaid expenses                                                                              1,901                  976
                                                                                             -------              -------
   Total current  assets                                                                      25,787               31,412

PROPERTY AND EQUIPMENT, at cost                                                               37,648               21,179
 Less - Accumulated depreciation and amortization                                             11,542               10,894
                                                                                             -------              -------
   Property and equipment, net                                                                26,106               10,285

GOODWILL, net                                                                                 29,370                1,702

OTHER ASSETS, net                                                                              1,836                2,206
                                                                                             -------              -------
    TOTAL ASSETS                                                                             $83,099              $45,605
                                                                                             =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable, trade                                                                     $ 4,486              $ 4,392
 Accrued compensation and related benefits                                                     1,298                1,843
 Other accrued liabilities                                                                     2,444                1,451
 Current portion of long-term debt                                                             6,000                1,080
                                                                                             -------              -------
   Total current liabilities                                                                  14,228                8,766

REVOLVING CREDIT FACILITY                                                                      2,300                   --
LONG-TERM DEBT                                                                                29,000                2,200

OTHER LONG-TERM LIABILITIES                                                                      319                  124

STOCKHOLDERS' EQUITY:
 Preferred stock, $100 par value; shares authorized 180,000                                        -                    -
 Common stock, $.03 par value; shares authorized 17,000,000; issued
   8,472,788 at January  28, 2001 and 8,169,345 at October 29, 2000                              254                  245
 Additional paid - in capital                                                                 46,251               44,421
 Accumulated deficit                                                                          (3,449)              (4,347)
 Treasury stock, at cost (1,394,353 common shares at January 28, 2001 and
  October 29, 2000)                                                                           (5,804)              (5,804)
                                                                                             -------              -------
    TOTAL STOCKHOLDERS' EQUITY                                                                37,252               34,515
                                                                                             -------              -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $83,099              $45,605
                                                                                             =======              =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS  FOR THE QUARTERS ENDED JANUARY 28, 2001 AND
                                JANUARY 30, 2000

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                                                                January 30,
                                                                                      January 28,                   2000
                                                                                          2001                  (Restated)
                                                                                 -------------------       ------------------
SALES                                                                                        $16,161                  $13,185
COST OF SALES                                                                                 11,592                    9,540
                                                                                             -------                  -------
     Gross profit                                                                              4,569                    3,645

OPERATING EXPENSES
     Research and development                                                                    229                      220
     Selling, general and administrative                                                       2,316                    1,984
                                                                                             -------                  -------
          Total operating expenses                                                             2,545                    2,204
                                                                                             -------                  -------

OPERATING INCOME                                                                               2,024                    1,441

INTEREST INCOME                                                                                  149                        1
OTHER INCOME (EXPENSE), net                                                                      (16)                      --
INTEREST EXPENSE                                                                                (290)                    (207)
                                                                                             -------                  -------

OPERATING INCOME BEFORE TAXES                                                                  1,867                    1,235
PROVISION FOR INCOME TAXES                                                                       717                       --
                                                                                             -------                  -------
INCOME FROM CONTINUING OPERATIONS                                                              1,150                    1,235

INCOME FROM DISCONTINUED OPERATIONS, net of tax                                                  (59)                     380
GAIN ON SALE OF DISCONTINUED OPERATION, net of tax                                               207                       --
                                                                                             -------                  -------
INCOME BEFORE EXTRODINARY ITEM                                                                 1,298                    1,615

EXTRAORDINARY LOSS, EARLY EXTINGUISHMENT OF DEBT, net of tax                                    (400)                      --
                                                                                             -------                  -------
NET INCOME                                                                                   $   898                  $ 1,615
                                                                                             =======                  =======

EARNINGS PER COMMON SHARE
      BASIC
      ------
        Income from continuing operations                                                    $  0.17                  $  0.19
        Income from discontinued operations                                                  $    --                  $  0.06
        Gain on sale of discontinued operations                                              $  0.02                       --
                                                                                             -------                  -------
                  INCOME BEFORE EXTRAORDINARY ITEM                                           $  0.19                  $  0.25
        Extraordinary loss, early extinguishment of debt, net of tax                         $ (0.06)                      --
                                                                                             -------                  -------
                  NET INCOME                                                                 $  0.13                  $  0.25
                                                                                             =======                  =======

     DILUTED
     -------
         Income from continuing operations                                                   $  0.15                  $  0.17
         Income from discontinued operations                                                      --                  $  0.06
         Gain on sale of discontinued operations                                             $  0.02                       --
                                                                                             -------                  -------
                  INCOME BEFORE EXTRAORDINARY ITEM                                           $  0.17                  $  0.23
         Extraordinary loss, early extinguishment of debt, net of tax                        $ (0.05)                      --
                                                                                             -------                  -------
                  NET INCOME                                                                 $  0.12                  $  0.23
                                                                                             =======                  =======

SHARES USED IN COMPUTING NET INCOME PER SHARE
             Basic                                                                             6,843                    6,578
             Diluted                                                                           7,433                    7,091

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  FOR THE QUARTERS ENDED
                    JANUARY 28, 2001 AND JANUARY 30, 2000

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                                                January 28,         January 30,
                                                                                    2001                2000
                                                                            ----------------    ----------------
NET INCOME                                                                             $ 898              $1,615

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment                                               --                  14
                                                                                       -----              ------
COMPREHENSIVE INCOME                                                                   $ 898              $1,629
                                                                                       =====              ======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS JANUARY 28, 2001 AND
                                JANUARY 30, 2000

                           (Unaudited)(In Thousands)

                                                                                                               January 30,
                                                                                        January 28,               2000
                                                                                           2001                (Restated)
                                                                                   ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $    898              $  1,615
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                                           850                   685
          Gain on sale of discontinued operation                                                 (207)                   --
          Loss on sale/disposal of equipment                                                       23                    --
          Extraordinary loss on early extinguishment of debt                                      400                    --
          Stock option compensation expense                                                         3                    --
          Deferred income taxes                                                                   377                    --
          Cumulative translation adjustment                                                        --                    14
          Net cash provided by discontinued operations                                            131                   266
          Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                                          2,501                  (781)
            Increase in inventories                                                            (1,130)                 (255)
            (Increase) decrease in prepaid expenses                                               123                  (101)
            Decrease in accounts payable                                                       (1,649)                 (290)
            Decrease in accrued compensation and related benefits                                (714)                 (398)
            Increase (decrease) in other liabilities                                              381                  (210)
                                                                                             --------              --------
          Net cash provided by operating activities                                             1,987                   545

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                               20                    --
     Purchase of property and equipment, net                                                     (212)                 (237)
     Expenditures for business acquisitions                                                   (49,441)                   --
     Proceeds from business divestitures                                                        2,200                    --
     Increase (decrease) in other assets, net                                                     161                    (1)
                                                                                             --------              --------
          Net cash used in investing activities                                               (47,272)                 (238)
                                                                                             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                     1,836                    50
     Payments for debt  issue costs                                                            (1,291)                   --
     Proceeds from revolving credit lines                                                       4,800                16,019
     Payments on revolving credit lines                                                        (2,500)              (16,162)
     Proceeds from term debt                                                                   35,000                    --
     Payments on term debt                                                                     (3,661)                 (270)
                                                                                             --------              --------
          Net cash provided by (used in) financing activities                                  34,184                  (363)
                                                                                             --------              --------

NET DECREASE IN CASH                                                                          (11,101)                  (56)

CASH AND CASH EQUIVALENTS, beginning of period                                                 12,364                   233
                                                                                             --------              --------

CASH AND CASH EQUIVALENTS, end of period                                                    $   1,263              $    177
                                                                                            =========              ========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

     As a result of the recent sale of the Company's connector and subsystems businesses and the acquisition of National Northeast Corporation ("NNE"), Alpha Technologies Group, Inc.'s ("Alpha" or the "Company") business is the manufacture, fabrication and sale of thermal management products and aluminum extrusions.

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

     During the third quarter of fiscal 2000, the Company's connector operation was sold, and on November 17, 2000, its subsystems operation was sold for an aggregate of approximately $14,500,000. These dispositions were made so that the Company could focus on its growing thermal management business. (See Footnote 5:
Discontinued Operations) To that end, on January 9, 2001, the Company acquired NNE. (See Footnote 3: Acquisitions)

     The Company was incorporated as Synercom Technology, Inc., in Texas in 1969, changed the state of incorporation to Delaware in 1983 and, in 1995, changed its name to Alpha Technologies Group, Inc.

(2)  CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and the changes in cash flows of Alpha Technologies Group, Inc. and Subsidiaries for interim periods. The results for such interim periods are not necessarily indicative of results for a full year. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to fiscal 2001 presentation. As more fully described in Note 5--Discontinued Operations, prior year numbers have been restated, through reclassification, to discontinue the connector business sold in July 2000 and the subsystems business which was sold in November 2000.

     Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

     (3) Acquisitions

     On January 9, 2001, pursuant to a Stock Purchase Agreement (the "SPA") dated September 18, 2000, as amended by Amendment No. 1 dated November 10, 2000, Alpha purchased all of the outstanding Common Stock of NNE from Mestek, Inc. (the "Seller"). NNE is engaged in the thermal management and aluminum extrusion business in Pelham, New Hampshire.

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

     The acquisition has been accounted for as a purchase transaction, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for the acquisition. Adjustments to the purchase price allocation may be made during the 12 months following the date of acquisition as a result of resolutions of uncertainties existing at the acquisition date. The Company intends to amortize the portion of the purchase price allocated to goodwill over 20 years. The operating results of National Northeast Corporation have been included in the Company's consolidated results of operations since its acquisition date.

     The following unaudited proforma summary, based on historical operations, is not necessarily indicative either of results of operations that would have occurred had the purchase been made as of the beginning of the period presented, or of future results of operations of the combined companies. The proforma summary below does not include any savings that the company expects to achieve as a result of the combination. Total revenues included in the following unaudited pro forma summary reflect the effect of accounting for its connector business and subsystems business as a discontinued operations. Net income included in the following unaudited pro forma summary does not reflect the effect of income from discontinued operations, the gain on sale of discontinued operations, or the extraordinary loss in the first quarter of fiscal 2001 for the early extinguishment of debt.

                                                                                January 28,         January 30,
                                                                                    2001                2000
                                                                            ----------------    ----------------
Sales                                                                                $22,213             $20,759
Income from continuing operations                                                    $ 1,089             $   728
Earnings per share (diluted)                                                         $  0.14             $   .10

(4) INVENTORY

Inventories consisted of the following on            January 28,        October 29,
(in thousands):                                          2001               2000
                                                  --------------     --------------
Raw materials and components                             $ 5,458             $2,255
Work in process                                            3,322              2,387
Finished goods                                             2,142              1,623
                                                         -------             ------
                                                          10,922              6,265
Valuation reserve                                           (296)              (330)
                                                         -------             ------
                                                         $10,626             $5,935
                                                         =======             ======


     The increase in inventory in the first quarter of fiscal 2001 was primarily due to the purchase of the NNE business.

(5) DISCONTINUED OPERATIONS

     On November 17, 2000, Malco Technologies Group, Inc., ("Seller") a wholly-owned subsidiary of Alpha, pursuant to an asset purchase agreement, sold substantially all of the assets and the subsystems business (the "Business") located in Colmar, Pennsylvania, to a privately owned company (the "Buyer"). The sale included Malco's accounts receivable, inventory, machinery, equipment, tools, business machines, office furniture and fixtures and certain intangibles including but not limited to customer lists, trade names and engineering designs and the agreement by Alpha and certain of their affiliates not to engage in any business, directly or indirectly, that competes with Malco for three years.

     As a result of the sale, Alpha received $2,200,000, in cash plus a three-year, 12% note for $300,000 and Buyer assumed certain payables and liabilities of the Business. The purchase price was a negotiated amount between Buyer and Seller.

     In addition, during the third quarter of fiscal 2000, the Company's connector operation was sold for approximately $12,300,000. Accordingly, the results of operations for the Company's connector and sub-systems businesses which were sold are reflected in the accompanying consolidated financial statements as discontinued operations. Previously these businesses were reported as the "Connector Segment" and "Subsystems segment" for reporting purposes.

Summary operating results of the discontinued operations are as follows:

Connector Operations - Sold July 28, 2000                                Quarter Ended
                                                                  ------------------------
(in thousands)                                                            January 30,
                                                                              2000
                                                                  ------------------------
Sales                                                                        $2,195
Costs and expenses                                                            1,995
                                                                             ------
     Net income of discontinued operation sold                               $  200
                                                                             ======

Subsystems Operations - Sold November 17, 2000
                                                                                Quarter Ended
                                                                  --------------------------------------
(in thousands)                                                        January 28,           January 30,
                                                                         2001                  2000
                                                                  ----------------      ----------------
Sales                                                                   $  170                $1,482
Costs and expenses                                                         229                 1,302
                                                                        ------                ------
      Net income of discontinued operation held for sale                $  (59)               $  180
                                                                        ======                ======

     No income tax provision was provided in income from discontinued operations due to the Company's use of its net operating loss carryforwards.


Summary Balance Sheet Data For Subsystem Operation

                                                            October 29,
                                                               2000
                                                         --------------

         Current assets                                      $2,248
         Property plant and equipment                           209
         Non-current assets                                     429
         Current liabilities                                   (811)
         Non-current liabilities                                (13)
                                                             ------
                                                             $2,062
                                                             ======



(6). Debt and Revolving Credit Facilities

 Debt and revolving credit facilities consisted of the following on:

                                                              January 28,     October 29,
                                                                  2001           2000
                                                              -----------     -----------
                                                                     (In Thousands)
 Variable-rate revolving credit facility (effective
  interest rate of 9.75% on January 28, 2001),
  interest payable quarterly, principal is repaid and
  re-borrowed based on cash requirements.................      $ 2,300           $   --
 Variable-rate term note (effective interest rate of
  9.75% on October 29, 2000), payable in monthly
  installments of $90,000 plus accrued interest..........           --               --
 Variable-rate term note (effective interest rate of
  9.75% on January 28, 2001), payable in quarterly
  installments plus accrued interest.....................        35,000           3,280
Other....................................................            --              80
                                                                -------         -------
                                                                 37,300           3,360
 Less amount reflected in net assets of discontinued
  operations.............................................            --             (80)
 Less current portion....................................        (6,000)         (1,080)
                                                                -------         -------
                                                                $31,300         $ 2,200
                                                                =======         =======

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with Union Bank of California, N.A. ("Union Bank") as sole lead arranger and administrative agent and several banks and other financial institutions named in the Credit Agreement. The

Credit Agreement provides for a revolving loan facility of up to $15,000,000, and a $35,000,000 term facility, maturing on January 8, 2006. The advances on the revolving loans are based on eligible accounts receivable. Prior to the closing of the Credit Agreement, the Company paid off, with its cash on hand, the credit facility entered into on April 16, 1999.

     On January 28, 2001, $2,300,000 was drawn on the revolving credit facility with interest accruing at the base rate provided by Union Bank plus .75% (9.75% on January 28, 2001). There is an unused line fee equal to .5% per annum based on the average aggregate amount, for each day during the period, of the Available Revolving Loan Commitment payable quarterly in arrears on the last day of each quarter. The $35,000,000 term note accrues interest at the base rate provided by Union Bank plus .75% (9.75% per annum on January 28, 2001) and is payable in four quarterly installments $1,500,000 beginning March 31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000, together, in each instance, with interest thereon to the date of payment. Subsequent to quarter end the Company utilized its Libor option under the terms of the new credit facility and will enter into an interest rate swap to manage its interest rate risk. In addition, the Company will receive reductions in the margin applied to Union Bank's base rate if certain covenants are met. On January 28, 2001, $35,000,000 was drawn and outstanding on the term loan. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of Alpha and its subsidiaries.


(7)  Common Stock

     Pursuant to Alpha's Rights Offering which expired on January 8, 2001, shareholders purchased 270,946 shares of Common Stock of Alpha, the maximum number of shares offered, at a purchase price of $7.25 per share. The Company received net proceeds of $1,836,000 from such offering.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Q1 Fiscal 2001 vs. Q1 Fiscal 2000
---------------------------------

          Income From Operations. Income from continuing operations for the first quarter of fiscal 2001 was $1,150,000, inclusive of a $717,000 income tax provision compared to income from continuing operations for the first quarter of fiscal 2000 of $1,235,000 which did not include a tax provision. The increase in income from continuing operations before taxes of $632,000 or 51% is primarily the result of the increase in sales and gross margin. Net income for the 2000 period did not include a tax provision due to the Company's use of its net operating loss carry forwards.

          Sales. The Company's sales for the first quarter of fiscal 2001 increased 22.5% to $16,161,000 from $13,185,000 for the same period of fiscal 2000. This includes $1,345,000 in revenue from National Northeast which was acquired on January 9, 2001. Management believes that the increase in sales is due to the penetration of certain existing accounts and the additional sales from the NNE business.

          Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended January 28, 2001 were $2,316,000, or 14.3% of sales. This compares to $1,984,000, or 15.0% of sales, for the prior year quarter. SG&A expenses in absolute dollars increased by $332,000 primarily due to the acquisition of NNE. Management believes that the NNE sales for the period from the closing date through the end of the first quarter are not indicative of expected annual revenues.

          Interest and Other Income (Net). Interest expense was $290,000 and $207,000 for the fiscal 2001 and 2000 quarters, respectively. This increase was due to higher average outstanding borrowing base due to the acquisition of NNE. During the first quarter of fiscal 2001, the Company earned $149,000 in interest income on the net proceeds it received from the sale of its connector and subsystems businesses. On January 9, 2001, the Company utilized the proceeds to fund a portion of the purchase price of NNE and does not expect interest income to be significant in fiscal 2001.

          Provision for Income Tax. Income from continuing operations for the first quarter of fiscal 2001 reflects a $717,000 income tax provision compared to $0 for the fiscal 2000 quarter. For fiscal 2000, the Company's tax provision is not at statutory rates due to the Company's utilization of its net operating loss carryforwards. The Company expects to record a tax provision of between 36-40% for its fiscal 2001.

          Income (loss) from discontinued operations. The Company recorded a $59,000 loss during the first quarter of fiscal 2001 compared to $380,000 in income during the first quarter of fiscal 2000. The decease in net income from discontinued operations was due to the sale of the Company's connector business in the third quarter of fiscal 2000 and the sale of its subsystems business early in the first quarter of fiscal 2001.

          Gain on sale of discontinued operation. On November 17, 2000, Malco Technologies Group, Inc., ("Seller") a wholly-owned subsidiary of Alpha, pursuant to an asset purchase agreement, sold substantially all of its assets and subsystems business (the "Business") located in Colmar, Pennsylvania. The sale included Malco's accounts receivable, inventory, machinery, equipment, tools, business machines, office furniture and fixtures and certain intangibles including but not limited to customer lists, trade names and engineering designs and the agreement by Alpha and certain of their affiliates not to engage in any business, directly or indirectly, that competes with Malco for three years.

          Seller received $2,200,000, in cash plus a three-year, 12% note for $300,000 and Buyer assumed certain payables and liabilities of the Business. The purchase price was a negotiated amount between Buyer and Seller.

          Extraordinary Loss Early Extinguishment of Debt. The Company recorded a $400,000 charge (including the $378,000 early termination fee), net of tax, during the first quarter of fiscal 2001 to expense the early termination fee and the unamortized debt issuance costs in connection with the payoff of the credit facility entered into on April 16, 1999. This facility was paid off early to allow the Company to enter into a new credit facility to purchase the NNE business.


LIQUIDITY AND CAPITAL RESOURCES

          On January 28, 2001, the Company had cash of approximately $1,263,000 compared to $12,364,000 on October 29, 2000. For the three months ended January 28, 2001, $1,987,000 was provided by operating activities and $34,184,000 was provided by financing activities including $37,300,000 provided by a new credit facility and $1,836,000 in net proceeds received from the issuance of common stock, primarily from the Company's rights offering which was completed on January 8, 2001. During the first quarter of fiscal 2001, $49,442,000 was used in investing activities for the purchase of NNE and the Company received $2,200,000 in cash from the sale of its subsystems business. Capital equipment purchases of $212,000 were made to improve manufacturing capabilities and to refurbish and upgrade existing machinery. The Company expects to spend approximately $2,500,000 for capital equipment purchases during fiscal 2001. The Company used $3,661,000 to repay the credit facility entered into on April 16, 1999, including a $378,000 early termination fee, and used $1,291,000 to pay debt issue costs in connection with the new credit facility.

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with Union Bank of California, N.A. ("Union Bank") as sole lead arranger and administrative agent and several banks and other financial institutions named in the Credit Agreement. The Credit Agreement provides for a revolving loan facility of up to $15,000,000, and a $35,000,000 term facility, maturing on January 8, 2006. The advances on the revolving loans are based on eligible accounts receivable. Prior to the closing of the Credit Agreement, the Company paid off, with its cash on hand, the credit facility entered into on April 16, 1999.

     On January 28, 2001, $2,300,000 was drawn on the revolving credit facility with interest accruing at the base rate provided by Union Bank plus .75% (9.75% on January 28, 2001). There is an unused line fee equal to .5% per annum based on the average aggregate amount, for each day during the period, of the Available Revolving Loan Commitment payable quarterly in arrears on the last day of each quarter. The $35,000,000 term note accrues interest at the base rate provided by Union Bank plus .75% (9.75% per annum on January 28, 2001) and is payable in four quarterly installments $1,500,000 beginning March 31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000, together, in each instance, with interest thereon to the date of payment. Subsequent to quarter end the Company utilized its Libor option under the terms of the new credit facility and will enter into a interest rate swap to manage its interest rate risk, as required by the Credit Agreement. In addition, the Company will receive reductions in the margin applied to Union Bank's base rate if certain covenants are met. On January 28, 2001, $35,000,000 was drawn and outstanding on the term loan. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of Alpha and its subsidiaries.

     Working capital (which excludes amounts due under the revolving credit facility) on January 28, 2001 was $11,559,000 compared to $22,646,000 on October 29, 2000. The decrease in working capital during the first quarter of fiscal 2001 was primarily due to the Company using its cash to purchase NNE. The Company believes its currently available cash, anticipated cash flow from operations and availability under its credit facility is sufficient to fund its operations in the near-term.

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

PART II - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

            11.1 Statement re Computation of Per Share Earnings for the quarters ended January 28, 2001 and January 30, 2000.

(b)  Reports on Form 8-K
     -------------------

     The Company filed a Form 8-K on December 4, 2000 reporting the sale of its subsystems business. In addition, on January 23, 2001, the Company filed a Form 8-K reporting the purchase of NNE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Alpha Technologies Group, Inc.
                                                    --------------------------------------
                                                    (Registrant)

Date:       March 14, 2001                      By:     /s/ Lawrence Butler
----------------------------------------            --------------------------------------
                                                    Lawrence Butler
                                                    Chairman and Chief Executive Officer
                                                    (Principal Executive Officer)

Date:       March 14, 2001                      By:     /s/ Johnny J. Blanchard
----------------------------------------            --------------------------------------
                                                    Johnny J. Blanchard
                                                    Chief Financial Officer
                                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

     Exhibit                                                            Page No.
     -------                                                            --------
11.1 Statement re Computation of Per Share Earnings for the quarters ended January 28, 2001 and January 30, 2000.