Form 10-Q
period 2001-04-29
ALPHA TECHNOLOGIES GROUP INC
filed 2001-06-13
CIK 710807

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 29, 2001

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from ________________ to _______________


                        Commission File Number 0-14365

                        ALPHA TECHNOLOGIES GROUP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                               76-0079338
------------------------------------    --------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

            11990 San Vicente Blvd., Suite 350. Los Angeles, CA 90049
           ---------------------------------------------------------
                    (Address of principal executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.03 par value                       7,078,835
   ----------------------------                       ---------
              Class                          Outstanding at May 30, 2001

                        ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                APRIL 29, 2001


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I    FINANCIAL INFORMATION                                             3

ITEM 1.     FINANCIAL STATEMENTS                                            3
CONSOLIDATED BALANCE SHEETS - APRIL 29, 2001 AND OCTOBER 29, 2000           3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS
ENDED APRIL 29, 2001 AND APRIL 30, 2000                                     4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL
29, 2001 AND APRIL 30, 2000                                                 5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  6
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                        11
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     14

PART II - OTHER INFORMATION                                                16

PART I    FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - APRIL 29, 2001 AND OCTOBER 29, 2000

                (In Thousands, Except Share and Per Share Data)

                                                                            April 29,    October 29,
                                                                              2001          2000
                                                                           -----------   -----------
                                                                           (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                                               $   735        $12,364
     Accounts receivable, net                                                 10,627         10,075
     Inventories, net                                                         11,564          5,935
     Net assets of discontinued operation                                         --          2,062
     Prepaid expenses                                                          1,740            976
                                                                             -------        -------
          Total current  assets                                               24,666         31,412

PROPERTY AND EQUIPMENT, net                                                   25,936         10,285

GOODWILL, net                                                                 28,806          1,702

OTHER ASSETS, net                                                              1,580          2,206
                                                                             -------        -------
                   TOTAL ASSETS                                              $80,988        $45,605
                                                                             =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                                                 $ 4,794        $ 4,392
     Accrued compensation and related benefits                                 1,111          1,843
     Other accrued liabilities                                                 1,669          1,451
     Current portion of long-term debt                                         6,250          1,080
                                                                             -------        -------
          Total current liabilities                                           13,824          8,766

REVOLVING CREDIT FACILITY                                                      1,700             --
LONG-TERM DEBT                                                                27,250          2,200

OTHER LONG-TERM LIABILITIES                                                      287            124

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; shares authorized 180,000                    -              -
     Common stock, $.03 par value; shares authorized 17,000,000; issued
          8,472,788 at April 29, 2001 and 8,169,345 at October 29, 2000          254            245
     Additional paid - in capital                                             46,218         44,421
     Retained deficit                                                         (2,741)        (4,347)
     Treasury stock, at cost (1,394,353 common shares at April 29, 2001 and
         October 29, 2000)                                                    (5,804)        (5,804)
                                                                             -------        -------
                     TOTAL STOCKHOLDERS' EQUITY                               37,927         34,515
                                                                             -------        -------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $80,988        $45,605
                                                                             =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED
                       APRIL 29, 2001 AND APRIL 30, 2000

                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                    Quarter Ended        Six Months Ended
                                                                --------------------  -----------------------
                                                                April 29   April 30,  April 29,     April 30,
                                                                  2001       2000       2001          2000
                                                                          (Restated)               (Restated)
                                                                --------  ----------  ---------    ----------
SALES                                                            $19,637     $14,057    $35,798       $27,242
COST OF SALES                                                     14,946       9,976     26,538        19,516
                                                                --------   ---------   --------    ----------
     Gross profit                                                  4,691       4,081      9,260         7,726

OPERATING EXPENSES
     Research and development                                        345         202        574           422
     Selling, general and administrative                           2,496       2,038      4,812         4,022
                                                                --------   ---------   --------    ----------
          Total operating expenses                                 2,841       2,240      5,386         4,444
                                                                --------   ---------   --------    ----------
OPERATING INCOME                                                   1,850       1,841      3,874         3,282

INTEREST INCOME (EXPENSE), net                                      (802)       (191)      (943)         (398)
OTHER INCOME (EXPENSE), net                                            1         175        (15)          176
                                                                --------   ---------   --------    ----------
INCOME BEFORE TAXES                                                1,049       1,825      2,916         3,060

PROVISION (BENEFIT) FOR INCOME TAXES                                 341           -      1,058             -
                                                                --------   ---------   --------    ----------
          INCOME FROM CONTINUING OPERATIONS                          708       1,825      1,858         3,060

INCOME FROM DISCONTINUED OPERATIONS, net of tax                       --         336        (59)          716
GAIN ON SALE OF DISCONTINUED OPERATION, net of tax                    --          --        207            --
                                                                --------   ---------   --------    ----------
INCOME BEFORE EXTRAORDINARY ITEM                                     708       2,161      2,006         3,776

EXTRAORDINARY LOSS, EARLY EXTINGUISHMENT
    OF DEBT, net of tax                                               --          --       (400)           --
                                                                --------   ---------   --------    ----------
         NET INCOME                                              $   708     $ 2,161    $ 1,606       $ 3,776
                                                                ========   =========   ========    ==========

BASIC NET INCOME PER SHARE
--------------------------
Income from continuing operations                                $  0.10     $  0.28    $  0.27       $  0.46
Income from discontinued operations                                   --        0.05      (0.01)         0.11
Gain on sale of discontinued operations                               --          --       0.03            --
                                                                --------   ---------   --------    ----------
INCOME BEFORE EXTRAORDINARY ITEM                                 $  0.10     $  0.33       0.29       $  0.57
Extraordinary loss, early extinguishment of debt, net of tax          --          --      (0.06)           --
                                                                --------   ---------   --------    ----------
                  NET INCOME                                     $  0.10     $  0.33    $  0.23       $  0.57
                                                                ========   =========   ========    ==========

DILUTED NET INCOME PER SHARE
----------------------------
Income from continuing operations                                $  0.09     $  0.25    $  0.24       $  0.43
Income from discontinued operations                                   --        0.05      (0.01)         0.10
Gain on sale of discontinued operations                               --          --       0.03            --
                                                                --------   ---------   --------    ----------
INCOME BEFORE EXTRAORDINARY ITEM                                 $  0.09     $  0.30    $  0.26       $  0.53
Extraordinary loss, early extinguishment of debt, net of tax          --          --      (0.05)           --
                                                                --------   ---------   --------    ----------
                  NET INCOME                                     $  0.09     $  0.30    $  0.21       $  0.53
                                                                ========   =========   ========    ==========

SHARES USED IN COMPUTING NET INCOME PER SHARE
             Basic                                                 7,078       6,615      6,954         6,615
                                                                ========   =========   ========    ==========
             Diluted                                               7,539       7,167      7,483         7,147
                                                                ========   =========   ========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED APRIL 29, 2001 AND APRIL 30, 2000

                                  (Unaudited)
                                (In Thousands)

                                                                  April 29,  April 30,
                                                                   2001        2000
                                                                            (Restated)
                                                                  -------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $1,606     $3,776
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                             2,191      1,347
          Gain on sale of discontinued operation                     (207)        --
          Loss on sale/disposal of equipment                           27         --
          Extraordinary loss on early extinguishment of debt          400         --
          Stock option compensation expense                             6         --
          Deferred income taxes                                       601         --
          Net cash provided by discontinued operations                131        395
          Changes in assets and liabilities:
            (Increase) decrease in accounts receivable              3,870       (937)
            Increase in inventories                                (2,068)      (510)
            (Increase) decrease in prepaid expenses                   285       (194)
            Decrease in accounts payable                           (1,340)      (152)
            Decrease in accrued compensation and related benefits    (901)      (183)
            Decrease in other liabilities                            (427)      (788)
                                                                  -------- ----------

          Net cash provided by operating activities                 4,174      2,754

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                   20         --
     Purchase of property and equipment, net                         (699)      (534)
     Expenditures for business acquisitions                       (49,532)        --
     Proceeds from business divestitures                            2,200         --
     Decrease in other assets, net                                    160          1
                                                                  -------- ----------
          Net cash used in investing activities                   (47,851)      (533)
                                                                  -------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                         1,800        159
     Payments for debt issue costs                                 (1,291)        --
     Proceeds from revolving credit lines                           6,700     32,127
     Payments on revolving credit lines                            (5,000)   (33,959)
     Proceeds from term debt                                       35,000         --
     Payments on term debt                                         (5,161)      (540)
                                                                  -------- ----------
          Net cash provided by (used in) financing activities      32,048     (2,213)

                                                                  -------- ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (11,629)         8

CASH AND CASH EQUIVALENTS, beginning of period                     12,364        233
                                                                  -------- ----------

CASH AND CASH EQUIVALENTS, end of period                           $  735     $  241
                                                                  ======== ==========

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

         During the third quarter of fiscal 2000, the Company's connector operation was sold, and on November 17, 2000, its subsystems operation was sold for an aggregate of approximately $14,500,000. These dispositions were made so that the Company could focus on its thermal management business. (See Footnote 5: Discontinued Operations) To that end, on January 9, 2001, the Company acquired National Northeast Corporation ("NNE"). NNE is engaged in the thermal management and aluminum extrusion business in Pelham, New Hampshire. (See Footnote 3: Acquisitions)

         The Company was incorporated as Synercom Technology, Inc., in Texas in 1969, changed the state of incorporation to Delaware in 1983 and, in 1995, changed its name to Alpha Technologies Group, Inc.


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

         All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to fiscal 2001 presentation. As more fully described in Note 5--Discontinued Operations, prior year numbers have been restated, through reclassification, to reflect the connector business which was sold in July 2000 and the subsystems business which was sold in November 2000 as discontinued operations.

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

         The purchase price was $49,900,000 in cash, subject to adjustment based upon working capital as of the Closing. The working capital adjustment is currently being negotiated but is not expected to be material to the Company's financial condition. Pursuant to the SPA, the Seller and certain of its affiliates agreed not to engage in the manufacture and sale of aluminum extrusions and aluminum heat sinks for four and one half years. The terms of the transaction, including the purchase price, were the result of arms length negotiations between Alpha and Seller. Alpha used $14,800,000 of its cash on hand and $39,800,000 in borrowings under its new credit facility to pay the purchase price and $1,300,000 in transaction costs and costs for the new credit facility and to satisfy $3,400,000 in outstanding debt under its old credit facilities, including a $378,000 early termination fee.

         The acquisition has been accounted for as a purchase transaction, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for the acquisition. Under current accounting rules, adjustments to the purchase price allocation may be made during the 12 months following the date of acquisition as a result of resolutions of uncertainties existing at the acquisition date. The Company intends to amortize the portion of the purchase price allocated to goodwill over 20 years. The operating results of National Northeast Corporation have been included in the Company's consolidated results of operations since its acquisition date.

         The following unaudited proforma summary, based on historical operations, is not necessarily indicative either of results of operations that would have occurred had the purchase been made as of the beginning of the period presented, or of future results of operations of the combined companies. The proforma summary below does not include any savings that the Company expects to achieve as a result of the combination. Total revenues included in the following unaudited pro forma summary reflect the effect of accounting for the Company's connector business and subsystems business as discontinued operations.

         Net income included in the following unaudited pro forma summary does not reflect the effect of income from discontinued operations, the gain on sale of discontinued operations, or the extraordinary loss in the first quarter of fiscal 2001 for the early extinguishment of debt.


                                                                Quarter Ended           Six Months Ended
                                                          -----------------------  --------------------------
PROFORMA RESULTS
                                                           April 29,    April 30,    April 29,     April 30,
                                                              2001         2000         2001         2000
                                                          -----------  ----------  ------------  ------------
Sales                                                      $19,637      $23,751       $43,069       $44,510
Income from continuing operations before interest and tax  $ 1,850      $ 3,070       $ 4,200       $ 4,844
Income from continuing operations (1)                      $   708      $ 2,036       $ 1,793       $ 2,762
Earnings per share (basic) (1)                             $  0.10      $  0.30       $  0.25       $  0.40
Earnings per share, (diluted) (1)                          $  0.09      $  0.27       $  0.24       $  0.37

(1) Fiscal year 2000 amounts do not include a tax provision, fiscal year 2001 includes a 32.5% and 36.1% tax provision for the quarter and year to date periods, respectively.

(4)      Inventories

         Inventories consisted of the following on   April 29,     October 29,
           (in thousands):                              2001            2000
                                                     ----------  --------------

         Raw materials and components                 $  6,021        $  2,255
         Work in process                                 3,662           2,387
         Finished goods                                  2,276           1,623
                                                     ----------  --------------
                                                        11,959           6,265
         Valuation reserve                                (395)           (330)
                                                     ----------  --------------
                                                      $ 11,564        $  5,935
                                                     ==========  ==============


The increase in inventory was primarily due to the purchase of the NNE business.

(5)      Discontinued Operations

         On November 17, 2000, Malco Technologies Group, Inc., a wholly-owned subsidiary of Alpha, pursuant to an asset purchase agreement, sold substantially all of the assets and the subsystems business (the "Business") located in Colmar, Pennsylvania, to a privately owned company (the "Buyer"). The sale included Malco's accounts receivable, inventory, machinery, equipment, tools, business machines, office furniture and fixtures and certain intangibles including but not limited to customer lists, trade names and engineering designs and the agreement by Alpha and certain of their affiliates not to engage in any business, directly or indirectly, that competes with Malco for three years.

         As a result of the sale, Alpha received $2,200,000 in cash plus a three-year, 12% note for $300,000 and Buyer assumed certain payables and liabilities of the Business. The purchase price was a negotiated amount between Buyer and Malco Technologies Group, Inc.

         Additionally in July 2000, the Company's connector operation was sold for approximately $12,300,000. Accordingly, the results of operations for the Company's connector and sub-systems businesses which were sold are reflected in the accompanying consolidated financial statements as discontinued operations. Previously these businesses were referred to as the "Connector Segment" and "Subsystems segment" for reporting purposes.

Summary operating results of the discontinued operations are as follows:

Connector Operations - Sold July 28, 2000                          Six Months
                                                  Quarter Ended      Ended
(in thousands)                                       April 30,      April 30,
                                                       2000           2000
                                                  -------------  ------------
Sales                                                    $2,384        $4,579
Costs and expenses                                        2,164         4,159
                                                  -------------  ------------
     Net income of discontinued operation sold           $  220        $  420
                                                  =============  ============


Subsystems Operations - Sold November 17, 2000                     Quarter Ended        Six Months Ended

(in thousands)                                                 April 29,    April 30,   April 29,   April 30,
                                                                 2001         2000         2001       2000
                                                               ---------   ----------   ----------  ---------

Sales                                                                --       $1,560          $170    $3,042
Costs and expenses                                                   --        1,444           229     2,746
                                                               ---------   ----------   ----------  ---------
     Net income of discontinued operation held for sale              --      $   116          ($59)   $  296
                                                               =========   ==========   ==========  =========


          No income tax provision was provided in income from discontinued operations due to the Company's use of its net operating loss carryforwards.


Summary Balance Sheet Data For Subsystem Operation
                                                   October 29,
                                                      2000
                                                   ------------

          Current assets                                 $2,248
          Property plant and equipment                      209
          Non-current assets                                429
          Current liabilities                              (811)
          Non-current liabilities                           (13)
                                                   ------------
                                                         $2,062
                                                   ============


(6).      Debt and Revolving Credit Facilities

                                                                                   April 29,   October 29,
          Debt and revolving credit facilities consisted of the following on:         2001         2000
          (In Thousands)                                                           ---------   ------------
          Variable-rate revolving credit facility (weighted average effective interest rate of 7.93% on April 29, 2001), principal is repaid and
          re-borrowed based on cash requirements                                      $1,700      $  --
          Variable-rate term note (weighted average effective interest rate of
              7.42% on April 29, 2001), payable in quarterly installments             16,750
          Variable-rate term note under fixed rate swap agreement (effective interest rate of 7.47% on April 29, 2001), payable in quarterly
          installments                                                                16,750         --
          Variable-rate term note (effective interest rate of 9.75% on October 29,
          2000), payable in monthly installments of $90,000                               --      3,280
          Other                                                                           --         80
                                                                                     --------  --------
                                                                                      35,200      3,360
          Less amount reflected in net assets of discontinued operations                  --        (80)

     Less current portion                        (6,250)    (1,080)
                                               --------  ---------
                                                $28,950    $ 2,200
                                               ========  =========

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

     As of April 29, 2001, $1,700,000 was drawn on the revolving loan facility with interest accruing on $500,000 at the base rate provided by Union Bank plus
 .75% (8.25% on April 29, 2001) and accruing on $1,200,000 at the relevant adjusted LIBOR rate plus 2.5% (7.58% on April 29, 2001). There is an unused line fee equal to .5% per annum based on the average aggregate amount, for each day during the period, of the Available Revolving Loan Commitment payable quarterly in arrears on the last day of each quarter.

     On April 2, 2001, the Company entered an interest rate swap agreement to manage its interest rate risk. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (7.47% on $16,750,000 at April 29, 2001) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin. The interest rate swap is effective through March 31, 2004. The balance of the term note accrues interest at the relevant LIBOR rate plus 2.5% (adjusted weighted average rate of 7.42% on April 29, 2001). The term note is payable in four quarterly installments of $1,500,000 beginning March 31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000. Interest is payable in quarterly installments for base rate loans and LIBOR rate loans with a duration of longer than 3 months.

     On April 29, 2001, $33,500,000 was outstanding on the term loan. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of Alpha and its subsidiaries. The Company must meet certain financial covenants under the facility which become more restrictive over time.

(5)  COMPREHENSIVE INCOME

                                                 Quarter Ended          Six Months Ended
                                            ---------------------    ----------------------

                                            April 29,    April 30,    April 29,    April 30,
                                              2001         2000          2001        2000
                                             ------      --------     ---------    -------
NET INCOME                                   $  708      $  2,161      $  1,606    $ 3,776

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustment        --            --            --         14
                                             ------      --------      --------    -------
COMPREHENSIVE INCOME                         $  708      $  2,161      $  1,606    $ 3,790
                                             ======      ========      ========    =======


(6)  Common Stock

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Quarter to Quarter Comparison
-----------------------------

     Income From Operations. Income from continuing operations for the second quarter of fiscal 2001 was $708,000, inclusive of a $341,000 income tax provision compared to income from continuing operations for the second quarter of fiscal 2000 of $1,825,000 which did not include a tax provision. The decrease in income from continuing operations before taxes of $776,000 is primarily the result of the increase in interest expense and a decrease in other income which is explained further below. Net income for the 2000 period did not include a tax provision due to the Company's use of its net operating loss carryforwards.

     Sales. The Company's sales for the second quarter of fiscal 2001 increased 39.7% to $19,637,000 from $14,057,000 for the same period of fiscal 2000. The increase in sales for the 2001 quarter is due to the inclusion of revenue from National Northeast. NNE was acquired on January 9, 2001. Management believes that the increase in sales from its existing and newly acquired NNE businesses have been negatively impacted compared to the prior year by the weakness in the economy, particularly in the telecommunications and computer markets.

     Gross Profit. The Company's gross profit as a percentage of total revenues ("gross profit percentage") for the second quarter of fiscal 2001 was 23.9% compared to 29.0% for the 2000 fiscal quarter. The Company's gross margin decreased primarily due to fixed overhead expenses leveraged against a lower revenue base, as described above. The NNE acquisition caused overhead expenses to increase due to the addition of its manufacturing facility.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended April 29, 2001 were $2,496,000, or 12.7% of sales. This compares to $2,038,000, or 14.4% of sales, for the prior year quarter. SG&A expenses in absolute dollars increased by $458,000 primarily due to the additional SG&A expenses for the NNE business including goodwill amortization. SG&A expenses for the 2001 period included $421,000 in goodwill and non-compete amortization compared to $55,000 in the prior year quarter. SG&A expenses, as a percentage of sales, decreased due to higher sales volume without a proportional increase in SG&A expenses in fiscal 2001 as compared to the prior year.

     Interest and Other Income (Net). Interest expense was $825,000 and $191,000 for the fiscal 2001 and 2000 quarters, respectively. This increase was due to higher average outstanding borrowings due to the acquisition of NNE. The Company recorded other income (net) for the second quarter of fiscal 2000 of $175,000 which was primarily a result of the reversal of a $160,000 accrual expensed in fiscal 1998 for the environmental litigation at the Company's Lockhart facility. In April 2000, the parties reached a settlement under which the suit was dismissed.

     Provision for Income Tax. Income from continuing operations for the second quarter of fiscal 2001 reflects a $341,000 income tax provision compared to $0 for the fiscal 2000 quarter. For fiscal 2000, the Company's tax provision is not at statutory rates due to the Company's utilization of its net operating loss carryforwards. The Company expects to record a tax provision of between 36-38% for its fiscal 2001.

Six Months to Six Months Comparison
-----------------------------------

     Income From Operations. Income from continuing operations for the first six months of fiscal 2001 was $1,858,000, inclusive of a $1,058,000 income tax provision compared to income from continuing operations for the first six months of fiscal 2000 of $3,060,000 which did not include a tax provision. The decrease in income from continuing operations before taxes of $144,000 is the result of the increase in interest expense and a decrease in other income. However, operating income (income from continuing operations before interest and taxes) for the first six months of fiscal 2001 increased $592,000 due to the increase in sales. Net income for the 2000 period did not include a tax provision due to the Company's use of its net operating loss carry forwards.

     Sales. The Company's sales for the first six months of fiscal 2001 increased 31.4% to $35,798,000 from $27,242,000 for the same period of fiscal 2000. The increase in sales for the 2001 period is due to the inclusion of revenue from National Northeast. NNE was acquired on January 9, 2001. Management believes that the increase in sales from its existing and newly acquired NNE businesses have been negatively impacted compared to the prior year by the weakness in the economy, particularly in the telecommunications and computer markets.

     Gross Profit. The Company's gross profit as a percentage of total revenues ("gross profit percentage") for the first six months of fiscal 2001 was 25.9% compared to 28.4% for the 2000 fiscal period. The Company's gross margin decreased primarily due to fixed overhead expenses leveraged against a lower revenue base, as described above. The NNE acquisition caused overhead expenses to increase due to the addition of its manufacturing facility.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for the six months ended April 29, 2001 were $4,812,000, or 13.4% of sales. This compares to $4,022,000, or 14.8% of sales, for the prior year quarter. SG&A expenses in absolute dollars increased by $790,000 due to the additional SG&A expenses for the NNE business including goodwill amortization. SG&A expenses for the 2001 period included $542,000 in goodwill and non-compete amortization compared to $111,000 in the prior year quarter.

     Interest and Other Income (Net). Interest expense was $1,115,000 and $398,000 for the fiscal 2001 and 2000 periods, respectively. This increase was due to higher average outstanding borrowing base due to the acquisition of NNE. During the first six months of fiscal 2001, the Company earned $172,000 in interest income primarily on the net proceeds it received from the sale of its connector and subsystems businesses. On January 9,

2001, the Company utilized the proceeds to fund a portion of the purchase price of NNE and does not expect interest income to be significant in fiscal 2001. The Company recorded other income (net) for the second quarter of fiscal 2000 of $175,000 which was primarily a result of the reversal of a $160,000 accrual expensed in prior periods for the environmental litigation at the Company's Lockhart facility. In April 2000, the parties reached a settlement under which the suit was dismissed.

     Provision for Income Tax. Income from continuing operations for the first six months of fiscal 2001 reflects a $1,058,000 income tax provision compared to $0 for the fiscal 2000 period. For fiscal 2000, the Company's tax provision is not at statutory rates due to the Company's utilization of its net operating loss carryforwards. The Company expects to record a tax provision of between 36-38% for its fiscal 2001.

     Income (loss) From Discontinued Operations. The Company recorded a $59,000 loss during the first quarter of fiscal 2001 compared to $716,000 in income during the first six months of fiscal 2000. The decease in net income from discontinued operations was due to the sale of the Company's connector business in the third quarter of fiscal 2000 and the sale of its subsystems business early in the first quarter of fiscal 2001.

     Gain on Sale of Discontinued Operation. On November 17, 2000, Malco Technologies Group, Inc., ("Seller") a wholly- owned subsidiary of Alpha, pursuant to an asset purchase agreement, sold substantially all of its assets and subsystems business (the "Business") located in Colmar, Pennsylvania and recorded a gain of $207,000, net of tax.

     Extraordinary Loss Early Extinguishment of Debt The Company recorded a $400,000 charge (including the $378,000 early termination fee), net of tax, during the first quarter of fiscal 2001 to expense the early termination fee and the unamortized debt issue costs in connection with the payoff of the credit facility entered into on April 16, 1999. This facility was paid off early to allow the Company to enter into a new credit facility to purchase the NNE business.


Liquidity and Capital Resources

     On April 29, 2001, the Company had cash of approximately $735,000 compared to $12,364,000 on October 29, 2000. For the six months ended April 29, 2001, $4,174,000 was provided by operating activities and $32,048,000 was provided by financing activities including $35,200,000 provided by a new credit facility and $1,800,000 in net proceeds received from the issuance of common stock, primarily from the Company's rights offering which was completed on January 8, 2001. During the first six months of fiscal 2001, $49,532,000 was used in investing activities for the purchase of NNE and the Company received $2,200,000 in cash from the sale of its subsystems business. Capital equipment purchases for the first six months of fiscal 2001 of $699,000 were made to improve manufacturing capabilities and to refurbish and upgrade existing machinery. The Company expects to spend an additional $500,000 in capital equipment purchases during fiscal 2001. The Company used $3,661,000 to repay the credit facility entered into on April 16, 1999, including a $378,000 early termination fee, and used $1,291,000 to pay debt issue costs in connection with the new credit facility.

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

     As of April 29, 2001, $1,700,000 was drawn on the revolving loan facility with interest accruing on $500,000 at the base rate provided by Union Bank plus
 .75% (8.25% on April 29, 2001) and accruing on $1,200,000 at the relevant adjusted LIBOR rate plus 2.5% (7.58% on April 29, 2001). There is an unused line fee equal to .5% per annum based on the average aggregate amount, for each day during the period, of the Available Revolving Loan Commitment payable quarterly in arrears on the last day of each quarter.

     On April 2, 2001, the Company entered an interest rate swap agreement to manage its interest rate risk. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (7.47% on $16,750,000 at April 29, 2001) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin. The interest rate swap is effective through March 31, 2004. The balance of the term note accrues interest at the relevant LIBOR rate plus 2.5% (adjusted weighted average rate of 7.42% on April 29, 2001). The term note is payable in four quarterly installments of $1,500,000 beginning March 31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000. Interest is payable in quarterly installments for base rate loans and LIBOR rate loans with a duration of longer than 3 months.

     On April 29, 2001, $33,500,000 was outstanding on the term loan. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of Alpha and its subsidiaries. The Company must meet certain financial covenants under the facility which become more restrictive over time.

     Working capital on April 29, 2001 was $10,842,000 compared to $22,646,000 on October 29, 2000. The decrease in working capital during the first six months of fiscal 2001 was primarily due to the Company using its cash to purchase NNE and the increase in the current portion of debt related to the new credit facility. The Company believes its currently available cash, anticipated cash flow from operations and availability under its credit facility is sufficient to fund its operations in the near-term.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into the Credit Agreement. The Credit Agreement provides for a revolving loan facility of up to $15,000,000, and a $35,000,000 term facility, maturing on January 8, 2006. The term note is payable in four quarterly installments of $1,500,000 beginning March

31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000.

     As of April 29, 2001, $1,700,000 was drawn on the revolving credit facility with interest accruing on $500,000 at the base rate provided by Union Bank plus
 .75% (8.25% on April 29, 2001) and accruing on $1,200,000 at the relevant adjusted LIBOR rate plus 2.5% (7.58% on April 29, 2001).

     On April 2, 2001, the Company entered an interest rate swap agreement as a means of managing its interest rate exposure. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (based on its amortization schedule) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin, effectively an int erest rate of 7.47% on $16,750,000 at April 29, 2001. The interest rate swap is effective through March 31, 2004. The corresponding floating rate of interest received on the notional amount is based on three month LIBOR rates and are typically reset quarterly. Net amounts paid or received will be reflected in interest expense. On April 29, 2001, the carrying value of the debt related to the swap agreement approximated the fair value of the debt including the swap agreement.

     The remainder of the $35,000,000 term note accrues interest at the relevant adjusted weighted average LIBOR rate plus 2.5% (7.42% on April 29, 2001).


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

PART II - OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders


     At the Company's Annual Meeting of Stockholders held on May 17, 2001 in New York, New York the stockholders elected the following nominees as directors:


     Nominee                  Votes For           Votes Withheld
     -------                  --------            --------------

     Marshall D. Butler       6,333,812               491,322

     Lawrence Butler          6,335,111               490,023

     Donald K. Grierson       6,335,111               490,023

     Frederic A. Heim         6,335,111               490,023

     Robert C. Streiter       6,335,111               490,023

     Richard E. Gormley       6,335,111               490,023


     In addition, the stockholders approved amendments to the 1994 Stock Option Plan (i) to increase the number of shares which may be granted thereunder to 2,075,000, (ii) to get the maximum number of shares as to which options may be granted to one individual during any calendar year at 250,000, and
     (iii) to provide for the automatic grant of options to purchase 5,000 shares to non-employee directors elected or reelected at the 2001 and 2002 Annual Meeting of Stockholders:

          Votes For           Votes Against            Abstentions
          ---------           -------------            -----------

          1,926,609             1,219,908                156,194

ITEM 6.        Exhibits and Reports on Form 8-K


(a)  Exhibits
     --------
               11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended April 29, 2001 and April 30, 2000.


(b)  Reports on Form 8-K
     -------------------

     There were no reports for Form 8-K filed by the Company during the quarter ended April 29, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Alpha Technologies Group, Inc.
                                            ------------------------------
                                            (Registrant)


Date:     June 11, 2001                 By:     /s/ Lawrence Butler
      ----------------------                --------------------------------
                                            Lawrence Butler
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Date:     June 11, 2001                 By:     /s/ Johnny J. Blanchard
      ----------------------                --------------------------------
                                            Johnny J. Blanchard
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

EXHIBIT INDEX

         Exhibit
         -------
                                                                        Page No.
                                                                        --------

               11.1 Statement re Computation of Per Share Earnings for the quarters and six months ended April 29, 2001 and April 30, 2000.