Form 10-K/A
period 2000-10-29
ALPHA TECHNOLOGIES GROUP INC
filed 2001-06-29
CIK 710807

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  _____________
                                   FORM 10-K/A

   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended October 29, 2000

   Commission file number 0-14365
                                  _____________
                         Alpha Technologies Group, Inc.
             (Exact name of registrant as specified in its charter)
             Delaware                       76-0079338
    (State or other jurisdiction of         (I.R.S. Employer Identification NO.)
     incorporation or organization)
   11990 San Vincente Blvd., Suite 350
            Los Angeles, CA                                 90049
  (Address of principal executive offices)                (Zip Code)
        Registrant's telephone number, including area code: 310-566-4005
                                  _____________
         Securities registered under Section 12 (b) of the Exchange Act:
                                      None
         Securities registered under Section 12 (g) of the Exchange Act:
                          Common Stock, $.03 par value
                          ----------------------------
                              (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes_X__ NO___
         Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. $49,109,524 at January 22, 2001
   Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
         Common Stock, 7,078,435 shares outstanding at January 22, 2001
                                  _____________
-------------------------------------------------------------------

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 29, 2000 as set forth in the pages attached hereto:

        Item 14(a)(3)       Exhibits.

        Exhibit 99.1        Annual Report on Form 11-K for the
                            fiscal year ended December 31, 2000 for the ATGI 401(k) Plan


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                            ALPHA TECHNOLOGIES GROUP, INC.



                            By: /s/ Johnny Blanchard
                                ____________________________
                                Johnny J. Blanchard
                                Principal Accounting Officer

Dated:  June 29, 2001

                                 EXHIBIT INDEX


                                                                   Sequentially
  Exhibit                                                              Numbered
  Number       Description of Exhibit                                      Page

  99.1         Annual Report on Form 11-K for the year ended
               December 31, 2000 for the ATGI 401K PLAN