Form 10-Q
period 2001-07-29
ALPHA TECHNOLOGIES GROUP INC
filed 2001-09-12
CIK 710807

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended July 29, 2001

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from ________________ to _______________


                        Commission File Number 0-14365

                        ALPHA TECHNOLOGIES GROUP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                  76-0079338
---------------------------------------     ------------------------------------
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.03 par value                      7,129,822
       ----------------------------                      ---------
                  Class                      Outstanding at September 11, 2001

                        ALPHA TECHNOLOGIES GROUP, INC.
                                   FORM 10-Q
                                 JULY 29, 2001


                               TABLE OF CONTENTS

                                                                                                        Page No.
                                                                                                        -------
PART I   FINANCIAL INFORMATION                                                                             3

ITEM 1.    FINANCIAL STATEMENTS                                                                            3
CONSOLIDATED BALANCE SHEETS - JULY 29, 2001 AND OCTOBER 29, 2000                                           3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS
ENDED JULY 29, 2001 AND JULY 30, 2000                                                                      4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JULY 29, 2001 AND JULY 30, 2000                                                                            5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                 6
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           12
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      16

PART II - OTHER INFORMATION                                                                                18

PART I    FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS


                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - JULY 29, 2001 AND OCTOBER 29, 2000

                (In Thousands, Except Share and Per Share Data)

                                                                                           July 29,      October 29,
                                                                                             2001           2000
                                                                                         -------------  -------------
                                                                                          (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                                                                 $ 2,040        $12,364
     Accounts receivable, net                                                                    9,532         10,075
     Inventories, net                                                                            9,053          5,935
     Net assets of discontinued operation                                                           --          2,062
     Prepaid expenses                                                                            2,031            976
                                                                                         -------------  -------------
          Total current  assets                                                                 22,656         31,412

PROPERTY AND EQUIPMENT, net                                                                     25,336         10,285

GOODWILL, net                                                                                   28,757          1,702

OTHER ASSETS, net                                                                                1,406          2,206
                                                                                         -------------  -------------
                   TOTAL ASSETS                                                                $78,155        $45,605
                                                                                         =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade                                                                   $ 3,611        $ 4,392
     Accrued compensation and related benefits                                                   1,018          1,843
     Other accrued liabilities                                                                   1,529          1,451
     Current portion of long-term debt                                                           6,500          1,080
                                                                                         -------------  -------------
          Total current liabilities                                                             12,658          8,766

REVOLVING CREDIT FACILITY                                                                        2,200             --
LONG-TERM DEBT                                                                                  25,500          2,200

OTHER LONG-TERM LIABILITIES                                                                        395            124

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; shares authorized 180,000                                      -              -
     Common stock, $.03 par value; shares authorized 17,000,000; issued
          8,472,788 at July 29, 2001 and 8,169,345 at October 29, 2000                             255            245
     Additional paid - in capital                                                               46,255         44,421
     Retained deficit                                                                           (3,167)        (4,347)
    Accumulated other comprehensive loss                                                          (137)            --
     Treasury stock, at cost (1,394,353 common shares at July 29, 2001 and
         October 29, 2000)                                                                      (5,804)        (5,804)
                                                                                         -------------  -------------
                     TOTAL STOCKHOLDERS' EQUITY                                                 37,402         34,515
                                                                                         -------------  -------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $78,155        $45,605
                                                                                         =============  =============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS
                     ENDED JULY 29, 2001 AND JULY 30, 2000

                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                                Quarter Ended                Nine Months Ended
                                                                           -----------------------       ----------------------
                                                                             July 29      July 30,       July 29,      July 30,
                                                                               2001         2000            2001          2000
                                                                           ---------      --------       --------      --------
SALES                                                                        $16,655       $16,244        $52,453       $43,486
COST OF SALES                                                                 14,120        11,167         40,658        30,683
                                                                           ---------      --------       --------      --------
     Gross profit                                                              2,535         5,077         11,795        12,803

OPERATING EXPENSES
     Research and development                                                    217           212            791           637
     Selling, general and administrative                                       2,128         2,231          6,940         6,250
     Restructuring and other non recurring charges                               222             -            222             -
                                                                           ---------      --------       --------      --------
          Total operating expenses                                             2,567         2,443          7,953         6,887
                                                                           ---------      --------       --------      --------
OPERATING INCOME (LOSS)                                                          (32)        2,634          3,842         5,916

INTEREST INCOME (EXPENSE), net                                                  (731)         (158)        (1,674)         (556)
OTHER INCOME (EXPENSE), net                                                       90           (27)            75           149
                                                                           ---------      --------       --------      --------
INCOME (LOSS) BEFORE TAXES                                                      (673)        2,449          2,243         5,509

PROVISION (BENEFIT) FOR INCOME TAXES                                            (247)           50            811            50
                                                                           ---------      --------       --------      --------
          INCOME (LOSS) FROM CONTINUING OPERATIONS                              (426)        2,399          1,432         5,459

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax                            --           227            (59)          943
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax                               --         6,478            207         6,478
                                                                           ---------      --------       --------      --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                         (426)        9,104          1,580        12,880

EXTRAORDINARY LOSS, EARLY EXTINGUISHMENT
    OF DEBT, net of tax                                                           --            --           (400)          --
                                                                           ---------      --------       --------      --------
         NET INCOME (LOSS)                                                   $  (426)      $ 9,104        $ 1,180       $12,880
                                                                           =========      ========       ========      ========

BASIC NET INCOME (LOSS) PER SHARE
---------------------------------
Income (loss) from continuing operations                                     $ (0.06)      $  0.36        $  0.20       $  0.81
Income (loss) from discontinued operations                                        --          0.03          (0.01)         0.14
Gain on sale of discontinued operations                                           --          0.97           0.03          0.97
                                                                           ---------      --------       --------      --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                      $ (0.06)      $  1.36           0.22       $  1.92
Extraordinary loss, early extinguishment of debt, net of tax                      --            --          (0.05)           --
                                                                           ---------      --------       --------      --------
                  NET INCOME (LOSS)                                          $ (0.06)      $  1.36        $  0.17       $  1.92
                                                                           =========      ========       ========      ========

DILUTED NET INCOME (LOSS) PER SHARE
-----------------------------------
Income (loss) from continuing operations                                     $ (0.06)      $  0.32        $  0.19       $  0.75
Income (loss) from discontinued operations                                        --          0.03          (0.01)         0.13
Gain on sale of discontinued operations                                           --          0.87           0.03          0.88
                                                                           ---------      --------       --------      --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                      $ (0.06)      $  1.22        $  0.21       $  1.76
Extraordinary loss, early extinguishment of debt, net of tax                      --            --          (0.05)           --
                                                                           ---------      --------       --------      --------
                  NET INCOME (LOSS)                                          $ (0.06)      $  1.22        $  0.16       $  1.76
                                                                           =========      ========       ========      ========

SHARES USED IN COMPUTING
    NET INCOME (LOSS) PER SHARE
             Basic                                                             7,083         6,692          7,006         6,700
                                                                           =========      ========       ========      ========
             Diluted                                                           7,083         7,470          7,497         7,320
                                                                           =========      ========       ========      ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                     ENDED JULY 29, 2001 AND JULY 30, 2000

                                                       (Unaudited)
                                                      (In Thousands)
                                                                                           July 29,         July 30,
                                                                                             2001             2000
                                                                                        ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                $  1,180        $ 12,880
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                                           3,549           1,977
          Gain on sale of discontinued operation                                                   (207)         (6,478)
          Gain on sale/disposal of equipment                                                        (63)             --
          Extraordinary loss on early extinguishment of debt                                        400              --
          Stock option compensation expense                                                           9              --
          Deferred income taxes                                                                   1,059              --
          Net cash provided by discontinued operations                                              131             181
          Cumulative translation adjustment                                                          --              15
          Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                                            4,809          (2,369)
            Decrease (increase) in inventories                                                      207          (1,285)
            Decrease (increase) in prepaid expenses                                                  24            (264)
           (Decrease) increase in accounts payable                                               (2,593)            987
           (Decrease) increase in accrued compensation and related benefits                      (1,025)            292
            Decrease in other liabilities                                                          (691)           (720)
                                                                                        ---------------  --------------

          Net cash provided by operating activities                                               6,789           5,216

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                                110              --
     Purchase of property and equipment, net                                                     (1,082)         (1,367)
     Expenditures for business acquisitions                                                     (49,551)             --
     Proceeds from business divestitures                                                          2,200          12,300
     Decrease in other assets, net                                                                  163              28
                                                                                        ---------------  --------------
          Net cash provided by (used in) investing activities                                   (48,160)         10,961
                                                                                        ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                       1,835             191
     Payments for debt  issue costs                                                              (1,327)            --
     Proceeds from revolving credit lines                                                         7,200          49,752
     Payments on revolving credit lines                                                          (5,000)        (52,551)
     Proceeds from term debt                                                                     35,000              --
     Payments on term debt                                                                       (6,661)         (1,310)
                                                                                        ---------------  --------------
          Net cash provided by (used in) financing activities                                    31,047          (3,918)

                                                                                        ---------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (10,324)         12,259

CASH AND CASH EQUIVALENTS, beginning of period                                                   12,364             233
                                                                                        ---------------  --------------

CASH AND CASH EQUIVALENTS, end of period                                                       $  2,040        $ 12,492
                                                                                        ===============  ==============

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

         All material intercompany transactions and balances have been eliminated. {Certain prior year amounts have been reclassified to conform to fiscal 2001 presentation.} As more fully described in Note 5--Discontinued Operations, prior year numbers have been restated, through reclassification, to reflect the connector business which was sold in July 2000 and the subsystems business which was sold in November 2000 as discontinued operations.

         In June 2001, the following new accounting standards were issued: SFAS No. 141, "Business Combinations"; SFAS No. 142, "Goodwill and Other Intangible Assets"; and SFAS No. 143, "Accounting for Asset Retirement Obligations". The Company is in the process of determining the effect of these new standards.

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

         The purchase price was $49,900,000 in cash, subject to adjustment based upon working capital as of the Closing. The working capital adjustment is currently being [negotiated] but is not expected to be material to the Company's financial condition. Pursuant to the SPA, the Seller and certain of its affiliates agreed not to engage in the manufacture and sale of aluminum extrusions and aluminum heat sinks for four and one half years. The terms of the transaction, including the purchase price, were the result of arms length negotiations between Alpha and Seller. Alpha used $14,800,000 of its cash on hand and $39,800,000 in borrowings under its new credit facility to pay the purchase price and $1,300,000 in transaction costs and costs for the new credit facility and to satisfy $3,400,000 in outstanding debt under its old credit facilities, including a $378,000 early termination fee.

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

                                                                            Quarter Ended               Nine Months Ended
                                                                      ---------------------------   --------------------------
PROFORMA RESULTS
                                                                        July 29,       July 30,       July 29,      July 30,
                                                                          2001           2000           2001          2000
                                                                      --------------  -----------   -------------  -----------
Sales                                                                        $16,655      $25,746         $58,505      $70,256
Income (loss) from continuing ops before interest & tax                      $   (32)     $ 3,533         $ 4,169      $ 8,376
Income (loss) from continuing operations (1)                                 $  (426)     $ 2,421         $ 1,287      $ 5,213
Earnings (loss) per share (basic) (1)                                        $ (0.06)     $  0.35         $  0.18      $  0.75
Earnings (loss) per share, (diluted) (1)                                     $ (0.06)     $  0.30         $  0.17      $  0.69

(1) Fiscal year 2000 amounts do not include a tax provision, fiscal year 2001 includes a 36.1% tax provision for the year to date period.

(4)      Inventories

         Inventories consisted of the following on                          July 29,     October 29,
          (in thousands):                                                     2001          2000
                                                                       --------------  --------------
         Raw materials and components                                         $3,730          $2,255
         Work in process                                                       3,371           2,387
         Finished goods                                                        2,322           1,623
                                                                       --------------  --------------
                                                                               9,423           6,265
         Valuation reserve                                                      (370)           (330)
                                                                       --------------  --------------
                                                                              $9,053          $5,935
                                                                       ==============  ==============

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

Summary operating results of the discontinued operations are as follows:

Connector Operations - Sold July 28, 2000                                           Nine Months
                                                           Quarter Ended              Ended
(in thousands)                                                July 30,               July 30,
                                                                2000                   2000
                                                        ----------------------  --------------------
Sales                                                                  $2,479                $7,058
Costs and expenses                                                      2,304                 6,463
                                                        ----------------------  --------------------
    Net income of discontinued operation sold                          $  175                $  595
                                                        ======================  ====================

Subsystems Operations - Sold November 17, 2000                   Quarter Ended                  Nine Months Ended
(in thousands)                                            July 29,         July 30,        July 29,         July 30,
                                                            2001             2000            2001             2000
                                                        --------------  ---------------  --------------  ---------------
Sales                                                              --           $1,250            $170           $4,292
Costs and expenses                                                 --            1,198             229            3,944
                                                        --------------  ---------------  --------------  ---------------
      Net income (loss) of discontinued operation sold             --           $   52           ($ 59 )         $  348
                                                        ==============  ===============  ==============  ===============

         No income tax provision was provided in income from discontinued operations due to the Company's use of its net operating loss carryforwards.


Summary Balance Sheet Data For Subsystem Operation
                                                                October 29,
                                                                    2000
                                                               -------------

         Current assets                                               $2,248
         Property plant and equipment                                    209
         Non-current assets                                              429
         Current liabilities                                            (811)
         Non-current liabilities                                         (13)
                                                               -------------
                                                                      $2,062
                                                               =============

(6).      Debt and Revolving Credit Facilities



                                                                                        July 29,         October 29,
          Debt and revolving credit facilities consisted of the following on:             2001               2000
                                                                                    -----------------   ---------------
          (In Thousands)
          Variable-rate revolving credit facility (weighted average effective interest rate of 6.278% on July 29, 2001), principal is repaid and
          re-borrowed based on cash requirements                                              $ 2,200           $    --
          Variable-rate term note (weighted average effective interest rate of
              6.989% on July 29, 2001), payable in quarterly installments                      16,000
          Variable-rate term note under fixed rate swap agreement (effective interest rate of 7.47% on July 29, 2001), payable in quarterly
          installments                                                                         16,000                --
          Variable-rate term note (effective interest rate of 9.75% on October 29,
          2000), payable in monthly installments of $90                                            --             3,280
          Other                                                                                    --                80
                                                                                    -----------------   ---------------
                                                                                               34,200             3,360
          Less amount reflected in net assets of discontinued operations                           --               (80)
          Less current portion                                                                 (6,500)           (1,080)
                                                                                    -----------------   ---------------
                                                                                              $27,700           $ 2,200
                                                                                    =================   ===============

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

          As of July 29, 2001, $2,200,000 was drawn on the revolving loan facility with interest accruing at the relevant adjusted LIBOR rate plus 2.5% (6.278% weighted average rate on July 29, 2001) . There is an unused line fee equal to .5% per annum, based on the average aggregate amount of the Available Revolving Loan Commitment, payable quarterly in arrears on the last day of each calendar quarter.

          On April 2, 2001, the Company entered an interest rate swap agreement to manage its interest rate risk. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (7.47% on $16,000,000 at July 29, 2001) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin. The interest rate swap is effective through March 31, 2004. The balance of the term note accrues interest at the relevant LIBOR rate plus 2.5% (adjusted weighted average rate of 6.989% on July 29, 2001). The term note is payable in four quarterly installments of $1,500,000 beginning March 31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000. Interest is payable in quarterly installments for base rate loans and LIBOR rate loans with a duration of longer than 3 months.

         On July 29, 2001, $32,000,000 was outstanding on the term loan. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of Alpha and its subsidiaries. The Company must meet certain financial covenants under the facility which become more restrictive over time.

(5)      COMPREHENSIVE INCOME

                                                                            Quarter Ended               Nine Months Ended
                                                                      ---------------------------   --------------------------

                                                                        July 29,       July 30,       July 29,      July 30,
                                                                          2001           2000           2001          2000
                                                                      --------------  -----------   -------------  -----------
NET INCOME (LOSS)                                                             $(426)      $9,104          $1,180      $12,880

OTHER COMPREHENSIVE INCOME (LOSS):
     Market value adjustment  - interest rate swap agreement                   (137)          --            (137)          --
     Foreign currency translation adjustment                                     --           15              --           29
                                                                      --------------  -----------   -------------  -----------
COMPREHENSIVE INCOME (LOSS)                                                   $(563)      $9,119          $1,043      $12,909
                                                                      ==============  ===========   =============  ===========

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Quarter to Quarter Comparison
-----------------------------

         Net Income (Loss) From Operations. The net loss from continuing operations for the third quarter of fiscal 2001 was $426,000, inclusive of a $247,000 income tax benefit compared to income from continuing operations for the third quarter of fiscal 2000 of $2,399,000 which included a tax provision of $50,000. The decrease in income from continuing operations before taxes is primarily the result of an increase in overhead expenses on a relatively comparable revenue base and the increase in interest expense, which are explained below. For the 2000 period, the Company utilized the benefit of net operating loss carryforwards and therefore did not report fully taxed results.

         Sales. The Company's sales for the third quarter of fiscal 2001 increased to $16,655,000 from $16,244,000 for the same period of fiscal 2000. The sales for the 2001 quarter include revenue from the National Northeast (NNE) business which was acquired on January 9, 2001. Management believes that sales in this year's quarter were negatively impacted compared to the prior year by the weakness in the economy, particularly in the telecommunications and computer markets.

         Gross Profit. The Company's gross profit as a percentage of total revenues ("gross profit percentage") for the third quarter of fiscal 2001 was 15.2% compared to 31.3% for the 2000 fiscal quarter. The Company's gross margin decreased primarily due to an increase in fixed overhead expenses resulting from the addition of the NNE manufacturing facility with only a minimal increase in revenue.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended July 29, 2001 were $2,345,000, or 14.1% of sales. This compares to $2,443,000, or 15.0% of sales, for the prior year quarter. SG&A expenses for the 2001 period included $423,000 in goodwill and non-compete amortization compared to $55,000 in the prior year quarter. Without goodwill and non compete amortization, SG&A expenses for the 2001 quarter was $1,922,000 compared to $2,388,000 in the 2000 quarter. This decrease is due to a reduction in incentive compensation costs implemented in response to the weakest in the economy.

         Restructuring and other non recurring charges. Restructuring and other non recurring charges of $222,000 includes severance expense and an estimate of the loss which the Company will incur on subleasing its office space in Beverly, MA. This office was previously used by personnel in administrative functions which were moved to the Pelham New Hampshire facility.

         Interest and Other Income (Net). Interest expense was $741,000 and $158,000 for the fiscal 2001 and 2000 quarters, respectively. This increase was due to higher average outstanding borrowings due to the acquisition of NNE. The Company recorded other income (net) for the third quarter of fiscal 2001 of $90,000 which was a gain on the sale of certain equipment not being used in the NNE business.

         Provision for Income Tax. Income from continuing operations for the third quarter of fiscal 2001 reflects a $247,000 income tax benefit compared to $50,000 tax provision for the fiscal 2000 quarter. For fiscal 2000, the Company's tax provision is not at statutory rates due to the Company's utilization of its net operating loss carryforwards. The Company expects to record a tax provision of 36% for its fiscal 2001.

Nine Months to Nine Months Comparison
-------------------------------------

         Income From Operations. Income from continuing operations for the first nine months of fiscal 2001 was $1,432,000, inclusive of a $811,000 income tax provision compared to income from continuing operations for the first nine months of fiscal 2000 of $5,459,000 which included a tax provision of $50,000. The decrease in income from continuing operations before taxes is the result of an increase in overhead expenses without a corresponding increase in revenue and an increase in interest, which are explained below. For the 2000 period, the Company utilized the benefit of net operating loss carryforwards and therefore did not report fully taxed results.

         Sales. The Company's sales for the first nine months of fiscal 2001 increased 20.6% to $52,453,000 from $43,486,000 for the same period of fiscal 2000. The increase in sales for the 2001 period is due to the inclusion of revenue from National Northeast. NNE was acquired on January 9, 2001. Management believes that sales in fiscal 2001 have been negatively impacted compared to the prior year by the weakness in the economy, particularly in the telecommunications and computer markets.

         Gross Profit. The Company's gross profit as a percentage of total revenues ("gross profit percentage") for the first nine months of fiscal 2001 was 22.5% compared to 29.4% for the 2000 fiscal period. The Company's gross margin decreased primarily due to and increase in fixed overhead expenses without a corresponding increase in revenue, as described above. The NNE acquisition caused overhead expenses to increase due to the addition of its manufacturing facility.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for the nine months ended July 29, 2001 were $7,731,000, or 14.7% of sales. This compares to $6,887,000, or 15.8% of sales, for last year's nine month period. SG&A expenses increased by $844,000 due primarily to the goodwill amortization associated with the NNE business which was partially offset by a decrease in compensation costs. SG&A expenses for the 2001 period included $965,000 in goodwill and non-compete amortization compared to $161,000 in the prior year period.

         Interest and Other Income (Net). Interest expense was $1,856,000 and $556,000 for the fiscal 2001 and 2000 periods, respectively. This increase was due to higher average outstanding borrowing base due to the acquisition of NNE. During the first nine months of fiscal 2001, the Company earned $182,000 in interest income primarily on the net proceeds it received from the sale of its connector and subsystems businesses. On January 9, 2001, the Company utilized these proceeds to fund a portion of the purchase price of NNE and does not expect interest income to be significant in fiscal 2001. The Company recorded other income for the third quarter of fiscal 2001 of $90,000 which was the gain on the sale of certain equipment not being used in the business. The Company recorded other income during the nine month period in fiscal 2000 of $175,000 which was primarily the reversal of a $160,000 accrual expensed in prior periods for the environmental litigation at the Company's Lockhart facility. In April 2000, the parties reached a settlement under which the suit was dismissed.

         Provision for Income Tax. Income from continuing operations for the first nine months of fiscal 2001 reflects an $811,000 income tax provision compared to $50,000 for the fiscal 2000 period. For fiscal 2000, the Company's tax provision is not at statutory rates due to the Company's utilization of its net operating loss carryforwards. The Company expects to record a tax provision of 36% (for book purposes) for its fiscal 2001.

         Income (loss) From Discontinued Operations. The Company recorded a $59,000 loss from discontinued operations during the first quarter of fiscal 2001 compared to $943,000 in income during the first nine months of fiscal 2000. The decease in net income from discontinued operations was due to the sale of the Company's connector business in the third quarter of fiscal 2000 and the sale of its subsystems business early in the first quarter of fiscal 2001.

         Gain on Sale of Discontinued Operation. On November 17, 2000, Malco Technologies Group, Inc., ("Seller") a wholly- owned subsidiary of Alpha, pursuant to an asset purchase agreement, sold substantially all of its assets and subsystems business (the "Business") located in Colmar, Pennsylvania and recorded a gain of $207,000, net of tax.


         Extraordinary Loss-Early Extinguishment of Debt The Company recorded a $400,000 charge (including the $378,000 early termination fee), net of tax, during the first quarter of fiscal 2001 to expense the early termination fee and the unamortized debt issue costs in connection with the payoff of the credit facility entered into on April 16, 1999. This facility was paid off early to allow the Company to enter into a new credit facility to purchase the NNE business.

Liquidity and Capital Resources

         On July 29, 2001, the Company had cash of approximately $2,040,000 compared to $12,364,000 on October 29, 2000. For the nine months ended July 29, 2001, $6,789,000 was provided by operating activities and $31,047,000 was provided by financing activities including $34,200,000 provided by a new credit facility and $1,835,000 in net proceeds received from the issuance of common stock, primarily from the Company's rights offering which was completed on January 8, 2001. During the first nine months of fiscal 2001, $49,551,000 was used in investing activities for the purchase of NNE and the Company received $2,200,000 in cash from the sale of its subsystems business. Capital equipment purchases for the first nine months of fiscal 2001 of $1,082,000 were made to improve manufacturing capabilities and to refurbish and upgrade existing machinery. The Company expects to spend an additional $200,000 in capital equipment purchases during the remainder of fiscal 2001. The Company used $3,661,000 to repay the credit facility entered into on April 16, 1999, including a $378,000 early termination fee, and used $1,327,000 to pay fees and expenses related to the new credit facility.

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

         As of July 29, 2001, $2,200,000 was drawn on the revolving loan facility with interest accruing at the relevant adjusted LIBOR rate plus 2.5% (6.278% weighted average rate on July 29, 2001). There is an unused line fee equal to .5% per annum based on the average aggregate amount, for each day during the period, of the Available Revolving Loan Commitment payable quarterly in arrears on the last day of each quarter.

         On April 2, 2001, the Company entered an interest rate swap agreement to manage its interest rate risk. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (7.47% on $16,000,000 at July 29, 2001) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin. The interest rate swap is effective through March 31, 2004. The balance of the term note accrues interest at the relevant LIBOR rate plus 2.5% (adjusted weighted average rate of 6.989% on July 29, 2001). The term note is payable in four quarterly installments of $1,500,000 beginning March 31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000. Interest is payable in quarterly installments for base rate loans and LIBOR rate loans with a duration of longer than 3 months.

         On July 29, 2001, $32,000,000 was outstanding on the term loan. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Company. The Company must meet certain financial covenants under the facility which become more restrictive over time. As of July 29, 2001, the Company was in compliance with the financial convenants. However, the Company anticipates that it will not be in compliance with certain convenants at fiscal year end. The Company is in discussion with its lead lender for a waiver and/or restructuring of such convenants which, Management believes it will be able to obtain.

         Working capital on July 29, 2001 was $9,998,000 compared to $22,646,000 on October 29, 2000. The decrease in working capital during the first nine months of fiscal 2001 was primarily due to the Company's use of cash to purchase NNE and the increase in the current portion of debt related to the new credit facility. The Company believes its currently available cash, anticipated cash flow from operations and availability under its credit facility is sufficient to fund its operations in the near-term.

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

         As of April 29, 2001, $2,200,000 was drawn on the revolving credit facility with interest accruing at the relevant adjusted LIBOR rate plus 2.5% (6.278% weighted average rate on July 29, 2001).

         On April 2, 2001, the Company entered an interest rate swap agreement as a means of managing its interest rate exposure. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (based on its amortization schedule) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin, effectively an int erest rate of 7.47% on $16,000,000 at July 29, 2001. The interest rate swap is effective through March 31, 2004. The corresponding floating rate of interest received on the notional amount is based on three month LIBOR rates and are typically reset quarterly. Net amounts paid or received will be reflected in interest expense.
___ On July 29, 2001, the decrease in the fair value of the swap agreement of $207,000 was recognized as a component of comprehensive income (shown net of tax in the equity section of the balance sheet).

         The remainder of the $35,000,000 term note ($16,000,000 on July 29, 2001) accrues interest at the relevant adjusted weighted average LIBOR rate plus 2.5% (6.989% on July 29, 2001).

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

PART II - OTHER INFORMATION



ITEM 6.           Exhibits and Reports on Form 8-K



(a)      Exhibits
         --------

                  11.1 Statement re Computation of Net Income (Loss) Per Share for the quarters and nine months ended July 29, 2001 and July 30, 2000.




(b)      Reports on Form 8-K
         -------------------

         There were no reports for Form 8-K filed by the Company during the quarter ended July 29, 2001.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Alpha Technologies Group, Inc.
                                             ------------------------------
                                             (Registrant)



Date:     September 12,  2001           By:     /s/ Lawrence Butler
      ---------------------------           ------------------------------------
                                            Lawrence Butler
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)





Date:     September 12, 2001            By:     /s/ Johnny J. Blanchard
      ---------------------------           ------------------------------------
                                            Johnny J. Blanchard
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)

EXHIBIT INDEX

  Exhibit                                                       Page No.
  -------                                                       --------

         11.1 Statement re Computation of Net Income (Loss) Per Share for the quarters and nine months ended July 29, 2001 and July 30, 2000.