Form 10-K
period 2001-10-28
ALPHA TECHNOLOGIES GROUP INC
filed 2002-02-11
CIK 710807

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 28, 2001

                         COMMISSION FILE NUMBER 0-14365
                             ---------------------

                         ALPHA TECHNOLOGIES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0079338
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

      11990 SAN VICENTE BLVD., SUITE 350                           90049
               LOS ANGELES, CA                                   (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (310) 566-4005
                             ---------------------

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

                         $9,810,436 at January 31, 2002

     Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         Common Stock, 7,110,336 shares outstanding at January 31, 2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

OUR COMPANY

     Alpha Technologies Group, Inc. ("Alpha" or the "Company") is engaged in the manufacture, fabrication and sale of thermal management products and aluminum extrusions. The Company is one of the leading manufacturers of thermal management products in the United States. Thermal management products, principally heat sinks, are devices made out of fabricated aluminum extrusions that have high surface area to volume ratios and are engineered to dissipate unwanted heat generated by electronic components. As systems become increasingly more powerful and packaging becomes smaller, the need to dissipate heat becomes more important to the reliability and functioning of electronic systems. The Company's thermal management products serve the automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace, defense, microprocessor, and computer industries.

     The Company extrudes aluminum for its use in the production of thermal management products and sells aluminum extrusions to various industries including the construction, sporting goods and other leisure activity markets. Extruded aluminum is the primary raw material in the production of thermal management products.

     In July 2000, the Company's connector operation was sold, and in November 2000, its subsystems operation was sold for an aggregate amount of approximately $14,500,000. These dispositions were made so that the Company could focus on its thermal management business. (See Footnote 3: Discontinued Operations) To that end, in January 2001, the Company acquired National Northeast Corporation ("NNE"), which was engaged in the thermal management and aluminum extrusion business in Pelham, New Hampshire. (See Footnote 2: Acquisitions)

     The Company was incorporated as Synercom Technology, Inc., in Texas in 1969, and was reincorporated in Delaware in 1983. In April 1995, it changed its name to Alpha Technologies Group, Inc. The Company's business is conducted through its wholly-owed subsidiaries Wakefield Thermal Solutions, Inc. ("Wakefield") which includes the Wakefield-Pelham, Wakefield-Fall River and Wakefield-Temecula divisions, Specialty Extrusion Corp. ("Speciality") and Lockhart Industries, Inc. ("Lockhart").

  PRODUCTS

     The Company designs, extrudes, fabricates and sells thermal management products for use in a variety of industries including automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace, defense, microprocessor and computer industries. The Company extrudes aluminum for its use in the production of thermal management products and sells aluminum extrusions to a variety of industries including the construction, sporting goods and other leisure activity markets.

     The Company's principal products include:

Extruded Heat Sinks              Heat sinks and heat sink assemblies designed
                                 for high power industrial applications,
                                 including transportation equipment; automotive, stereo amplifiers and others; bonded fin heat sinks used by makers of power supplies, transportation equipment and other industrial equipment.

Active Cooling Components        These products use air or liquid to dissipate
                                 heat. Air-to-air heat exchangers use fans to exchange heat with cooler air and are used in high-performance telecommunications, military and aerospace systems. These products also include sophisticated precision formed fin/fluxless vacuum brazed chassises, heat exchangers and cold plates used to cool and protect computer, radar and laser systems for the aerospace, military and commercial markets.
                                 Liq-
                                 uid cooling systems are used in applications which require the removal of significantly greater amounts of heat than can be achieved by air cooling.

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

Stamped and Low Power Heat
Sinks Heat sinks designed to dissipate heat generated by power semiconductors, transistors, rectifiers, diodes and other electronic components used in electronic applications. Typically, these are smaller components used on printed circuit boards.

Precision Compression Mounting   These products are complete mounting clamp and
                                 heat sink
Clamp Systems                    assembly systems for proper installation,
                                 compression and cooling of high-power
                                 compression pack (SCR) silicon-controlled rectifiers. These products are used in industrial welding, transportation and motor control systems.

Accessory Products               The Company's accessories include
                                 high-performance thermal compounds, adhesives, interface materials and other accessories.

Aluminum Extrusions              The Company extrudes aluminum for its use in
                                 the production of thermal management products and sells aluminum extrusions to a variety of industries including the construction, sporting goods and other leisure activity markets.

  CUSTOMERS

     The principal customers for the Company's thermal management products are leading original equipment manufacturers ("OEM's") of electronic equipment, including: Harman, Hewlett-Packard, Flextronics, Tyco, Solectron, Rockwell Automation, Lockheed Martin, General Electric, Delco, SCI, Celestica, Raytheon, Chrysler, and Motorola. The Company has approximately 1,600 customers. Harman International Industries, Inc. accounted for 10.1% of its revenues in fiscal year 2001. No single customer accounted for 10% or more of its revenues in fiscal years 2000 and 1999.

     The Company's thermal management products must meet its OEM customer's exacting specifications. Some of the Company's thermal management OEM customers require the Company to qualify as an approved supplier. In order to so qualify, the Company must satisfy stringent quality control standards and undergo extensive in-plant inspections of its manufacturing processes, equipment and quality control systems. In conformity with the above, the Company's Wakefield-Temecula division is QS9000 registered (a quality specification required by numerous automotive customers) and the Company's Wakefield-Fall River and Wakefield-Pelham divisions are ISO9002 registered (a quality standard required by numerous customers from certain other industries).

  SALES, MARKETING AND DISTRIBUTION

     While the Company designs, manufactures and sells both standard and customized thermal management products, it seeks to become a strategic supplier to its customers and to differentiate itself from its competitors by offering a higher level of service to its customers. The Company has applications engineers who are dedicated to providing ongoing technical support. These engineers provide solutions to customers for their thermal management problems, answer customers' questions on the use and application of the Company's products, provide field support to customers and work with certain key customers to develop new thermal management solutions. The Company believes the technical services provided by its engineers are an important factor in its thermal management sales.

     The Company sells thermal management products and aluminum extrusion products through its in-house sales personnel and a network of independent manufacturers' representatives and distributors. In North America, thermal management products sales are supported by an internal sales support staff of 15 individuals, five factory direct key account managers, 15 independent manufacturers' representatives and 15 distributors. In international markets, the Company's thermal management products are sold by: six companies functioning both as manufacturers' representatives and distributors, two manufacturers' representatives and nine distributors.

     In general, the Company's thermal management manufacturers' representatives and distributors enter into agreements that allow for termination by either party upon 60 days notice. Generally, distributors are permitted to return a small portion of products purchased by them during the term of their agreement with the Company. They are required to return all products other than obsolete, minimum buy and custom products upon termination of the agreement. Historically, the amount of returns has been insignificant to the Company's business. The Company's distributors are generally not precluded from marketing competitive products.

  RESEARCH AND PRODUCT DEVELOPMENT

     The Company's product development strategy continues to focus on engineering modifications of existing products to provide customers with higher performance and lower cost products. The Company maintains technical relationships with certain key customers in order to understand their future thermal management requirements and focuses on developing new or modifying existing products to meet such requirements. The Company strives to be included on the recommended vendor list of its customers, however, such recommendation is typically not exclusive.

     During fiscal 2001, 2000 and 1999, the Company spent $926,000, $831,000 and $738,000, respectively, on product research and development with respect to its thermal management products. The Company believes that its technical capabilities, in conjunction with its relationships with customers, will allow it to continue to introduce solutions to new thermal management problems responsively.

  COMPETITION

     The thermal management market is highly competitive. There are many companies which compete directly with the Company in the thermal management business and offer products and services similar to those offered by the Company. In this market, the Company's principal competitor is Aavid Thermal Technologies, Inc. Additional competition comes from numerous small machine shops and aluminum extruders, which typically focus on a single product and do not provide technical engineering support nor offer a complete line of thermal management products.

  BACKLOG

     The Company's backlog was approximately $11.6 million and $13.6 million on October 28, 2001 and October 29, 2000, respectively. Backlog consists of purchase orders typically scheduled for shipment from two to eight weeks following the order date. The Company's backlog at any time is not indicative of future revenue.

  PROPRIETARY RIGHTS

     The Company applies for patents with respect to its most significant patentable developments. It owns 18 patents related to its thermal management products, which expire from 2002 to 2019. Management believes that its competitive position is not dependent on patents and that patent expirations will not materially adversely affect the Company's competitive position.

  RAW MATERIALS

     The principal raw materials used in the Company's products are aluminum billet and extrusions. The Company owns facilities and equipment which produce the largest portion of the extruded aluminum it needs to manufacture its thermal management products. Raw materials represent a significant portion of the cost of the Company's products. Prices for raw materials are based upon market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Although the Company's products are generally shipped within 60 days following the order date, increases in raw materials prices cannot always be reflected in product sales prices. All raw materials are readily available from multiple suppliers at competitive prices. The Company does not believe the price volatility for aluminum billet represents a significant risk because the raw materials for an order are usually purchased within a short time after the order is accepted.

ENVIRONMENTAL REGULATIONS

     Several aspects of the Company's operations utilize hazardous materials, the removal of which is subject to government regulation. The Company contracts with licensed third party waste haulers to remove such hazardous materials. While the Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations and has all environmental permits necessary to conduct its business, more stringent environmental regulations may be enacted in the future, and there can be no assurance that the Company will not incur significant costs in the future in complying with such regulations. Local environmental agencies monitor the Company's operations for ongoing compliance with environmental requirements, and the Company is required to correct any violations revealed by such monitoring. The Company is not aware of any violations or events that would require the Company to incur material cost, nor has the cost of complying with environmental laws represented a material cost to the Company.

EMPLOYEES

     At October 28, 2001, the Company employed 443 people of which 423 were full time. Management believes that employee relations are excellent.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Financial information about export sales is set forth in Note 15 in the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES.

     The Company has facilities at the following locations:

                                                APPROXIMATE                             EXPIRATION
LOCATION                                        SQUARE FEET   PRINCIPAL FACILITY USE       DATE
--------                                        -----------   ----------------------    ----------
OWNED PREMISES
Pelham, New Hampshire.........................    185,000      Administrative &
                                                                 Manufacturing
LEASED PREMISES
Temecula, California..........................     44,200        Manufacturing         November 2004
Fullerton, California.........................     15,000        Manufacturing         August 2002
Fall River, Massachusetts.....................     81,000        Manufacturing         July 2008
Paramount, California.........................     36,700        Manufacturing         October 2004
Paramount, California.........................     25,000        Manufacturing         October 2004

     The Company's sales, engineering and administrative functions are located in Pelham, New Hampshire. In addition, the Company has office space in Los Angeles, California and New York, New York for some of its corporate staff. Management believes that its facilities are in good condition and suitable for the purposes for which they are used.

     In addition, the Company has a lease on approximately 15,581 square feet of unused office space in Beverly, Massachusetts which will expire in December 31, 2006. The Company is actively seeking to sublease this space and has accrued in fiscal year 2001 the difference between its lease payments and expected sublease payments and other costs related to this space. No assurance can be given that the Company will be able to sublease the premises for the expected payments or at all.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

     The following table sets forth the high and low sales prices of the Company's common stock as reported on the NASDAQ National Market System for each full quarterly period within the Company's two most recent fiscal years:

2001                                                           HIGH     LOW
----                                                          ------   -----
First Quarter...............................................  $11.06   $7.19
Second Quarter..............................................   10.50    4.38
Third Quarter...............................................    8.44    5.00
Fourth Quarter..............................................    6.25    2.85

2000                                                           HIGH     LOW
----                                                          ------   -----
First Quarter...............................................  $ 7.00   $5.25
Second Quarter..............................................    8.00    5.38
Third Quarter...............................................   16.00    6.94
Fourth Quarter..............................................   16.81    9.19

HOLDERS OF RECORD

     On December 31, 2001, there were approximately 183 holders of record and approximately 2,000 beneficial owners of the Company's common stock.

DIVIDENDS

     The Company has paid no cash dividends on its common stock during fiscal years 2001 and 2000. The Board of Directors of the Company does not intend to authorize the payment of cash dividends to the Company's common stock holders in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     In July 2000, the Company sold (the "Uni-Star Sale") its connector business, Uni-Star Industries, Inc. ("Uni-Star") to Tyco Electronics Corporation and Tyco Electronics UK Ltd. The sale resulted in a gain of $6,478,000, net of income tax expense.

     In November 2000, the Company sold its subsystems business (Malco Technologies, Inc.) for $2,200,000 in cash and a three-year promissory note in the amount of $300,000. The sale resulted in a gain of approximately $277,000, net of taxes. In June 1997, the Company sold its hermetic connector business.

     In January 2001, Alpha purchased all of the outstanding Common Stock of NNE from Mestek, Inc. The purchase price was $49,900,000 in cash, subject to adjustment based upon working capital as of the Closing. The operating results of NNE have been included in the Company's consolidated results of operations since its acquisition date.

     The results of operations in the following Selected Financial Data have been restated to exclude information with respect to the businesses sold. In the consolidated financial statements for the Company which are included in this document, these businesses are accounted for as discontinued operations.

                                                           FOR THE YEARS ENDED
                                   -------------------------------------------------------------------
                                   OCTOBER 28,   OCTOBER 29,   OCTOBER 31,   OCTOBER 25,   OCTOBER 26,
                                      2001          2000          1999          1998          1997
                                   -----------   -----------   -----------   -----------   -----------
                                             (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
RESULTS OF OPERATIONS(1)
Sales............................  $   67,914    $   61,547    $   48,429    $   58,495    $   58,294
Cost of sales....................      53,940        43,136        36,121        50,360        47,355
Gross profit.....................      13,974        18,411        12,308         8,135        10,939
Income (loss) from continuing
  operations(2)..................         922         8,498         2,656        (4,345)       (2,934)
Income (loss) per share from
  continuing operations:
  Basic..........................  $     0.08    $     1.17    $     0.38    $    (0.64)   $    (0.44)
  Diluted........................  $     0.08    $     1.07    $     0.37    $    (0.64)   $    (0.44)
Shares used:
  Basic..........................   7,038,340     6,759,626     6,935,778     6,753,752     6,682,106
  Diluted........................   7,468,125     7,428,551     7,134,382     6,753,752     6,682,106
BALANCE SHEET DATA(1)
Total assets.....................  $   77,451    $   45,605    $   32,962    $   36,125    $   39,036
Long-term debt, non current......          --         2,200         3,960         2,833         2,865
Stockholders' equity.............      36,870        34,515        18,502        16,317        18,801

---------------

(1) See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-1 through F-20.

(2) See "Discontinued Operations" in Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about the Company's business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including the following:

changes in demand for the Company's products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing, excess or shortage of production capacity, difficulties encountered in the integration of acquired businesses, restructuring of its Credit Agreement and other risks discussed from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances which may take place after the date of this report.

RESULTS OF OPERATIONS

     The results of operations have been restated to reflect the results of operations from Uni-Star and Malco Technologies, Inc. as discontinued operations. See introductory paragraphs in "Selected Financial Data". Unless otherwise mentioned, the following discussion reflects results from continuing operations, which includes the thermal management and extrusion business including the operating results of NNE since acquisition and Alpha corporate expenses.

  FISCAL YEAR 2001 VERSUS FISCAL YEAR 2000 COMPARISON

     Net Income. The Company reported net income for fiscal 2001 of $305,000 which includes $557,000 in income from continuing operations, a $277,000 gain from the sale of the Company's subsystems business, a loss from discontinued operations of $79,000 and an extraordinary loss from early extinguishment of debt of $450,000. Net income for fiscal 2000 was $15,392,000 which included $7,918,000 in income from continuing operations, a $6,478,000 gain from the sale of the Company's connector business and $996,000 in income from discontinued operations. The decrease in net income from continuing operations is the result of substantially reduced demand for the Company's products resulting from the economic downturn in the markets served by the Company and an increase in overhead expenses due to the acquisition of "NNE" without a corresponding increase in sales.

     Income From Operations. Income from continuing operations for fiscal 2001 was $557,000, inclusive of a $365,000 income tax provision compared to income from continuing operations for fiscal 2000 of $7,918,000 which included a tax provision of $580,000. For the 2000 period, the Company utilized the benefit of net operating loss carryforwards and therefore did not report fully taxed results.

     Sales. The Company's sales for fiscal 2001 increased 10.3% to $67,914,000 from $61,547,000 for fiscal 2000. The increase in sales in fiscal 2001 was due to the inclusion of revenue from NNE, which was acquired on January 9, 2001. Management believes that sales in fiscal 2001 have been negatively impacted compared to the prior year by the weakness in the economy, particularly in the markets served by the Company's products.

     Gross Profit. The Company's gross profit as a percentage of total revenues ("gross profit percentage") for fiscal 2001 was 20.6% compared to 29.9% for fiscal 2000. The Company's gross margin decreased primarily due to an increase in fixed overhead expenses without a corresponding increase in revenue, as described above. The NNE acquisition caused overhead expenses to increase due to the addition of its manufacturing facility. In addition, a change in the sales mix resulted in greater aluminum extrusion sales which have lower profit margins.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for fiscal 2001 were $9,031,000, or 13.3% of sales. This compares to $8,722,000, or 14.2% of sales, for fiscal 2000. SG&A expenses increased by $309,000 due primarily to the goodwill amortization associated with the NNE business which was partially offset by a decrease in commission expense and other compensation costs. SG&A expenses for fiscal 2001 included $1,389,000 in goodwill and non-compete amortization compared to $221,000 in the prior year. The Company expects to adopt Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142)in fiscal year 2002, and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized.

     Restructuring Costs. In response to the decline in demand for the Company's products resulting from the economic downturn in the markets served by the Company's products, the Company took significant actions to reduce future operating expenses. As a result, restructuring costs totaling $822,000 were incurred in fiscal 2001, consisting primarily of severance costs, excess and obsolete inventory write downs and lease costs related to an unused facility.

     Other Income(net). The Company recorded other income(net)in fiscal 2001 of $72,000 which was due primarily to the gain on the sale of certain equipment not being used in the business. The Company recorded other income(net)in fiscal 2000 of $145,000 which was primarily the reversal of a $160,000 accrual expensed in prior periods for the environmental litigation at the Company's Lockhart facility. In April 2000, the parties reached a settlement under which the suit was dismissed.

     Interest Expense. Interest expense was $2,546,000 and $692,000 for 2001 and 2000, respectively. This increase was due to higher average outstanding borrowings due to the acquisition of NNE.

     Provision for Income Tax. Income from continuing operations for fiscal 2001 reflects a $365,000 income tax provision compared to $580,000 for fiscal 2000. For fiscal 2001, the Company's book tax provision reflected the full statutory rate of 39.6%.

     Income (loss) From Discontinued Operations. The Company recorded a $79,000 loss from discontinued operations during fiscal 2001 compared to $996,000 in income during fiscal 2000. The decrease in income from discontinued operations was due to the sale of the Company's connector business in the third quarter of fiscal 2000 and the sale of its subsystems business early in the first quarter of fiscal 2001.

     Gain on Sale of Discontinued Operation. During 2001, the Company earned $277,000, net of taxes, from the sale of the assets of its Malco Technologies subsidiary. During 2000, the Company earned $6,478,000, net of $640,000 in taxes, from the sale of its Uni-Star subsidiary.

     Extraordinary Loss-Early Extinguishment of Debt. The Company recorded a $450,000 charge, net of tax, during the first quarter of fiscal 2001 resulting from the payoff of the credit facility entered into on April 16, 1999, which was paid off early to allow the Company to enter into a new credit facility to purchase NNE.

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

     Sales. The Company's sales for fiscal 2000 increased 27.1% to $61,547,000 from $48,429,000 for the same period of fiscal 1999. Management believes that the increase in sales resulted from the Company's ability to better serve its thermal management customers including improvements in customer service, shorter lead times, and better on-time delivery.

     Gross Profit. The Company's gross profit as a percentage of total revenues ("gross profit percentage") for fiscal 2000 was 29.9% compared to 25.4% for fiscal 1999. This increase was due to the effects of programs to forgo lower margin sales, enhance productivity and lower costs. In addition, the Company focused on improving manufacturing efficiencies.

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

     Interest Income. Interest income in fiscal 2000 was $187,000. During fiscal 2000, the Company paid off its revolving credit line with the positive cash flow from operations and, thus, was able to earn interest on the proceeds received from the sale of the connector business during the fourth quarter of fiscal 2000.

     Other Income(net). The Company recorded other income (net) in fiscal 2000 of $145,000 which was primarily a result of a $160,000 reversal of the accrual expensed in prior periods for environmental litigation related to the Company's Lockhart facility. In April 2000, the parties reached a settlement under which the suit was dismissed.

     Interest Expense. Interest expense was $692,000 and $898,000 for fiscal 2000 and 1999, respectively. This decrease was due to a decrease in the average outstanding borrowing base partially offset by an increase in the effective interest rate paid on outstanding debt. The effective interest rate increased due to the market increase in the base rate used to calculate the interest charged on the Company's debt (See "Liquidity and Capital Resources" below).

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

INCOME TAXES

     On October 28, 2001, the Company had, for tax purposes, net operating loss carryforwards of approximately $4,167,000, unused investment and research and development tax credits of approximately $252,000 and $488,000 of alternative minimum tax credits available to offset future taxable income and Federal income taxes. The net operating loss carry forward will expire at the end of fiscal 2018, the investment tax credit and research and development tax credit carryforwards will expire from 2001 to 2005, and the alternative minimum tax credit has no expiration.

     All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In compliance with the Tax Reform Act of 1986, investment tax credits carried forward were reduced by 35%. The Company's ability to utilize the net operating loss carryforwards to offset alternative minimum taxable income is limited to 90% for tax years after fiscal 1987.

LIQUIDITY AND CAPITAL RESOURCES

     On October 28, 2001, the Company had cash of approximately $2,701,000 compared to $12,364,000 on October 29, 2000. For fiscal year 2001, $9,535,000 was provided by operating activities and $29,436,000 was provided by financing activities including $32,600,000 provided by a new credit facility and $1,914,000 in net proceeds received from the issuance of common stock, primarily from the Company's rights offering which was completed on January 8, 2001. During fiscal 2001, $49,551,000 was used in investing activities for the purchase of NNE and the Company received $2,200,000 in cash from the sale of its subsystems business. Capital equipment purchases for fiscal 2001 of $1,288,000 were made to improve manufacturing capabilities and to refurbish and upgrade existing machinery. The Company used $3,661,000 to repay the credit facility entered into on April 16, 1999, including a $378,000 early termination fee, and used $1,327,000 to pay fees and expenses related to the new credit facility.

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with Union Bank of California, N.A. ("Union Bank") as sole lead arranger and administrative agent and several banks and other financial institutions named in the Credit Agreement. The Credit Agreement provides for a revolving loan facility of up to $15,000,000 (which was subsequently reduced to $5,000,000), and a $35,000,000 term facility, maturing on January 8, 2006. The advances on the revolving loans are based on eligible accounts receivable, and are now repayable by June 30, 2003. Prior to the closing of the Credit Agreement, the Company paid off, with its cash on hand, the credit facility entered into on April 16, 1999.

     As of October 28, 2001, $2,200,000 was drawn on the revolving loan facility with interest accruing at the relevant adjusted LIBOR rate plus 2.5% (5.322% weighted average rate on October 28, 2001). There is an unused line fee equal to
 .5% per annum based on the average aggregate amount, for each day during the period, of the Available Revolving Loan Commitment payable quarterly in arrears on the last day of each quarter.

     On October 28, 2001, $30,400,000 was outstanding on the Term Loan. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Company. Under the Credit Agreement, the Company must meet certain financial covenants. The Company was not in compliance with certain financial covenants at October 28, 2001 relating to leverage ratios and fixed charge coverage ratios, resulting from the Company's reduced earnings before interest, taxes, depreciation and amortization ("EBITA"), which management believes was caused by the economic downturn in the markets served by the Company's products. On January 28, 2002, the Company and its lenders entered into an amendment to the Credit Agreement("the Amendment"), which waived the Company's noncompliance with the financial covenants at October 28, 2001 and which reduced the revolving loan commitment under the Credit Agreement from $15 million to $5 million. In addition, pursuant to the Amendment, the expiration date for the revolving loan commitment was accelerated from January 9, 2006 to June 30, 2003.

     As a result of the economic downturn in the markets served by the Company's products, the Company does not believe it will be in compliance with future financial covenants currently contained in the Credit Agreement. The Company has received a term sheet and draft amendment from its lead lender to amend such future covenants in a manner that the Company believes it will be able to achieve in the future and to amend the amortization schedule of the Term Loan. While such amendment has not been finalized, based on discussions with its lead lender, Management is confident that an acceptable restructuring of the Credit Agreement to be consistent with the Company's current expectations will take place, and should be finalized during the early stages of the second quarter of fiscal 2002. Until the Credit Agreement is restructured, all amounts due under the Term Loan are being classified as a short term obligation.

     On April 2, 2001, the Company entered into an interest rate swap agreement to manage its interest rate risk. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (7.72% on $15,250,000 at October 28, 2001) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin. The interest rate swap is effective through March 31, 2004. The balance of the term note accrues interest at the relevant LIBOR rate plus 2.5% (adjusted weighted average rate of 5.95% on October 28, 2001). The term note is payable in four quarterly installments of $1,500,000 beginning March 31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000. Interest is payable in quarterly installments for base rate loans and LIBOR rate loans with a duration of longer than 3 months.

     Working capital on October 28, 2001 was $(18,117,000) compared to $22,646,000 on October 29, 2000. The decrease in working capital during fiscal 2001 was primarily due to the Company's use of cash in connection with its purchase NNE and the classification of the Term Loan as short-term. Inventories, net increased to $8,049,000 at October 28, 2001 from $5,935,000 reported at October 29, 2000 primarily as a result of the acquisition of NNE. The Company believes its currently available cash and anticipated cash flow from operations is sufficient to fund its operations in the near-term. As a result of the Amendment, the Company will have limited borrowing ability under the Credit Agreement. Capital equipment expenditures in fiscal year 2002 are anticipated to be at levels not greater than the amounts expended in fiscal year 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into the Credit Agreement. The Credit Agreement provides for a revolving loan facility of up to $15,000,000 (which was subsequently reduced to $5,000,000), and a $35,000,000 term facility, maturing on January 8, 2006. The term note is payable in four quarterly installments of $1,500,000 beginning March 31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000. As a result of the economic downturn in the markets served by the Company's products, the Company does not believe it will be in compliance with future financial covenants currently contained in the Credit Agreement. Until the Credit Agreement is restructured, all the amounts due under the Term Loan are being classified on a short term obligation.

     As of October 28, 2001, $2,200,000 was drawn on the revolving credit facility with interest accruing at the relevant adjusted LIBOR rate plus 2.5% (5.322% weighted average rate on October 28, 2001).

     On April 2, 2001, the Company entered an interest rate swap agreement as a means of managing its interest rate exposure. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (based on its amortization schedule) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin, effectively an interest rate of 7.72% on $15,250,000 at October 28, 2001. The interest rate swap is effective through March 31, 2004. The corresponding floating rate of interest received on the notional amount is based on three month LIBOR rates and are typically reset quarterly. Net amounts paid or received will be reflected in interest expense. On October 28, 2001, the decrease in the fair value of the swap agreement of $522,000 was recognized as a component of comprehensive income (shown net of tax in the equity section of the balance sheet). The remainder of the $35,000,000 term note ($15,150,000 on October 28, 2001) accrues interest at the relevant adjusted weighted average LIBOR rate plus 2.5% (5.95% on October 28, 2001).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary data required pursuant to this Item are presented on pages F-2 through F-20 and page S-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The current members of the Board of Directors were most recently elected at the 2001 Annual Meeting of Stockholders for a term of one year, and until their successors are duly elected and qualified or until their earlier death, resignation or removal. The members, their ages and certain other information about each of them are set forth below.

NAME                                        AGE        PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
----                                        ---        ----------------------------------------
Lawrence Butler...........................  39    Mr. L. Butler has been Chairman and Chief Executive
                                                  Officer since May 1999. He was President and Chief
                                                  Executive Officer of Alpha from April 19, 1995
                                                  until May 1999. He was an executive vice president
                                                  of Alpha from September 1994 until April 1995. He
                                                  has been director, president and sole shareholder
                                                  of Camelia Group, Inc., the general partner of
                                                  Dot.Com Partners, L.P., f/k/a Steel Partners, L.P.
                                                  (private investment partnership), a Delaware
                                                  limited partnership ("Dot.Com"), since 1990.
                                                  Lawrence Butler is Marshall Butler's son. Member of
                                                  the Executive Committee. He has been a director of
                                                  the Company since September 1994.

NAME                                        AGE        PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
----                                        ---        ----------------------------------------
Marshall D. Butler........................  74    Mr. M. Butler was Chairman of the Board of Alpha
                                                  from April 26, 1993 until May 1999. From September
                                                  22, 1994 through April 19, 1995, Mr. M. Butler
                                                  served as Chief Executive Officer of Alpha. Mr. M.
                                                  Butler is currently Chairman of First Israel
                                                  Mezzanine Fund, which focuses on buyouts of Israeli
                                                  companies and is a general partner of Israel
                                                  Infinity Venture Capital, a venture capital fund
                                                  that invests in Israeli companies. He was a
                                                  director of AVX Corporation, a manufacturer of
                                                  ceramic capacitors from 1973 to 1999 and was Chief
                                                  Executive Officer of AVX Corporation from December
                                                  1973 until 1993. Mr. M. Butler was a director of
                                                  Mass Mutual Corporate Investors from 1994 through
                                                  1995, and Mass Mutual Participation Investors from
                                                  1989 through 2000. Mr. M. Butler is the father of
                                                  Lawrence Butler. Member of the Executive, Stock
                                                  Option And Compensation Committees. He has been a
                                                  Director of the Company since April 1993.
Richard E. Gormley........................  41    Mr. Gormley has been, since April 2000, a Managing
                                                  Director of Private Equity Finance for SG Cowen
                                                  Securities Corporation. From April 1999 until April
                                                  2000, Mr. Gormley was Chief Executive Officer of
                                                  SKYHIGH Records, Inc., a privately held music
                                                  production company, and also acted as a consultant
                                                  to technology companies. From September 1996 until
                                                  April 1999, Mr. Gormley was a Managing Director and
                                                  Global Head of Debt and Equity Private Placements,
                                                  144A Offerings and High Yield Originations for
                                                  Rabobank International. For more than five years
                                                  prior thereto, he was a Director of Nesbitt Burns
                                                  Securities, Inc.
Donald K. Grierson........................  67    Mr. Grierson served as Vice-Chairman of the Board
                                                  of Alpha from April 1993 through April 1995. From
                                                  December 7, 1988 until April 26, 1993, Mr. Grierson
                                                  served as Chairman of the Board of Alpha. For more
                                                  than the past five years, Mr. Grierson has served
                                                  as President and Chief Executive Officer of ABB
                                                  Vetco Gray Inc.,which designs, manufactures, sells
                                                  and Services highly engineered exploration and
                                                  Production equipment used by the worldwide oil and
                                                  gas industry, primarily for offshore applications.
                                                  Mr. Grierson currently serves as a director of
                                                  Parametric Technology Inc., a developer and
                                                  marketer of software products for the automation of
                                                  the mechanical design process. Member of the Stock
                                                  Option, Compensation and Audit Committees. He has
                                                  been a director of the Company since February 1988.
Frederic A. Heim..........................  75    Mr. Heim has been a private investor for more than
                                                  the past five years. He served as a director of
                                                  Encino Savings and Loan, Van Nuys, California, from
                                                  1991 through 1994. He was a co-founder and, from
                                                  1981 to 1990, a director and Executive Vice
                                                  President of Computer Memories Incorporated, which
                                                  manufactured computer disk drives. Member of Audit
                                                  and Compensation Committees. He has been a Director
                                                  of the Company since April 1993.

NAME                                        AGE        PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
----                                        ---        ----------------------------------------
Robert C. Streiter........................  41    Mr. Streiter has been President and Chief Operating
                                                  Officer of the Company since May 1999. He was
                                                  president of Uni-Star Industries, Inc.
                                                  ("Uni-Star"), a subsidiary of the Company, until
                                                  its sale in July 2000, and has been President of
                                                  Wakefield Thermal Solutions, Inc., a subsidiary of
                                                  the Company, since September 21, 1998. From June
                                                  1988 to November 1997, Mr. Streiter was employed at
                                                  AVX Filters Corp. in the positions of Controller,
                                                  Operations Manager and Plant Manager; and was
                                                  previously employed at Johanson Dielectrics, Inc.
                                                  from November 1997, until he left to join Uni-Star.
                                                  He has been a director of the Company since May
                                                  1999.

     The current executive officers of the Company are as follows:

NAME                                        AGE                        POSITION
----                                        ---                        --------
Lawrence Butler...........................  39    Chairman and Chief Executive Officer
Robert C. Streiter........................  41    President and Chief Operating Officer
Steve E. Chupik...........................  58    Vice President Administration
James J. Polakiewicz......................  36    Secretary, Treasurer and Chief Financial Officer

     Each officer of the Company holds office until his successor shall be duly elected and qualified or until his earlier death, resignation or removal.

     For information concerning Messrs. L. Butler and Streiter see above.

     Mr. Chupik has been Vice President Administration of the Company since August 1993; from May 1988, he was Vice President Human Resources of the Company.

     Mr. Polakiewicz has been Chief Financial Officer of the Company since September 2001; from January 1995, he was Vice President of Finance for Wakefield Thermal Solutions, Inc., a subsidiary of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and holders of more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Other than Lawrence Butler and Marshall Butler, the Company is not aware of a beneficial owner of more than ten percent of its Common Stock.

     Based on a review of the copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten percent holders were complied within a timely manner during fiscal year 2001 with the exception of two amended reports for Lawrence Butler and two amended reports for Marshall Butler. Mr. Lawrence Butler filed a Form 4 in July 2001 amending his Form 4 dated February 9, 2001 to correct the number of shares of Common Stock acquired pursuant to the Company's stock rights offering to 10,078 shares from 9,426 shares. In a Form 4 filed in December 2001, he further amended his Form 4 dated February 9, 2001 to report that the Trusts of which he was a trustee acquired 8,906 shares pursuant to the stock rights offering, which acquisition had inadvertently not been reported. Mr. Marshall Butler filed a Form 4 amending a Form 4 dated May 10, 1999 to correct the number of shares purchased on April 12, 1999 to 5,500 shares from 11,000 shares and to correct the number of shares purchased on April 13, 1999 to zero shares from 2,400 shares. In a Form 4 filed in December 2001, he amended a Form 4, dated February 9, 2001 to correct the number of shares acquired pursuant to the stock rights offering to 31,651 shares from 31,901 shares.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued for services rendered in all capacities on behalf of the Company during the last three fiscal years to the Company's "Named Executive Officers," the current executive officers who received compensation in excess of $100,000 during the fiscal year ended October 28, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                                        ---------------
                                            ANNUAL COMPENSATION           SECURITIES
                             FISCAL   -------------------------------     UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY($)   BONUS($)   OTHER($)   OPTIONS/SARS(#)   COMPENSATION($)
---------------------------  ------   ---------   --------   --------   ---------------   ---------------
Lawrence Butler...........    2001     250,250         --         --        125,000           17,550(2)
  Chairman and Chief          2000     241,270    175,000         --        100,000           10,350(2)
  Executive Officer(1)        1999     220,375    112,875         --        120,000           11,322(2)
Robert C. Streiter........    2001     250,250         --         --        125,000           12,888(4)
  President and Chief         2000     213,750    225,000         --        100,000           10,179(4)
  Operating Officer(3)        1999     173,465    100,000      5,385(5)      50,000            6,375(6)
Steve E. Chupik...........    2001     128,400         --     12,346(5)      10,000           13,220(7)
  Vice President              2000     123,150     50,000         --         15,000           10,633(7)
  Administration              1999     111,666     36,000     24,994(5)      25,000            4,099(6)
James J. Polakiewicz......    2001     115,000     10,000         --         20,000            3,690(6)
  Chief Financial
     Officer(8)

---------------

(1) On May 26, 1999, Mr. Butler became Chairman and Chief Executive Officer of the Company.

(2) Represents car allowance of $14,400 and 401(k) Employer Matching Contribution of $3,150 for fiscal 2001; represents car allowance of $7,200 and 401(k) Employer Matching Contribution of $3,150 for fiscal 2000; represents car allowance of $7,200 and 401(k) Employer Matching Contribution of $4,122 for fiscal 1999.

(3) Mr. Streiter became President and Chief Operating Officer of the Company on May 26, 1999.

(4) Represents car allowance and reimbursements of $8,200 and 401(k) Employer Matching Contribution of $4,688 for fiscal 2001; represents car allowance and reimbursements of $5,679 and 401(k) Employer Matching Contribution of $4,500 for fiscal 2000.

(5) Represents accrued vacation payments.

(6) Represents 401(k) Employer Matching Contributions.

(7) Represents car allowance and reimbursements of $8,200, medical insurance waiver of $1,200 and 401(k) Employer Matching Contribution of $3,820 for fiscal 2001; represents car allowance and reimbursements of $5,523, medical insurance waiver of $1,000 and 401(k) Employer Matching Contribution of $4,110 for fiscal 2000. Mr. Chupik became an officer within the meaning of
    Section 16 of the Exchange Act effective as of February 22, 2000.

(8) Mr. Polakiewicz became Chief Financial Officer of the Company in September 2001.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding grants of stock options to the Named Executive Officers during the last fiscal year. No SARs were granted by the Company during the last fiscal year.

                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                       % OF OPTIONS/                                    ANNUAL RATES OF
                                        SARS GRANTED                                   STOCK APPRECIATION
                                        TO EMPLOYEES                                    FOR OPTION TERM
                        OPTIONS/SARS   DURING FISCAL     EXERCISE     EXPIRATION   --------------------------
NAME                      GRANTED         YEAR(1)       PRICE/SHARE    DATE(2)     5% PER YEAR   10% PER YEAR
----                    ------------   --------------   -----------   ----------   -----------   ------------
Lawrence Butler.......     25,000           21.5%         $2.8500      9/23/06      $248,116       $560,370
                          100,000                          8.6300      1/08/06
Robert C. Streiter....     25,000           21.5           2.8500      9/23/06       248,116        560,370
                          100,000                          8.6300      1/08/06
Steve E. Chupik.......     10,000            1.7           9.7500      2/13/06        26,937         59,525
James J.
  Polakiewicz.........     10,000            3.4           2.8500      9/23/06        34,811         76,925
                           10,000                          9.7500      2/13/06

---------------

(1) Aggregate for all fiscal year 2001 grants.

(2) The options are exercisable as to one-third of the shares one year after the date of the grant, an aggregate of two-thirds of the shares two years after the date of the grant and the remaining one-third of the shares three years after the date of the grant.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED OCTOBER 28, 2001 AND FISCAL YEAR END OPTION VALUES

     The following table sets forth information regarding each exercise of stock options during the fiscal year ended October 28, 2001 by the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons.

                                                                NUMBER OF               VALUE UNEXERCISED
                                 SHARES                    UNEXERCISED OPTIONS            IN-THE-MONEY
                               ACQUIRED ON    VALUE           AT FY-END(#)              OPTIONS AT FY-END
NAME                           EXERCISE(#)   REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                           -----------   --------   -------------------------   -------------------------
Lawrence Butler..............        --      $    --      343,334/231,666             $426,032/$67,805
Robert C. Streiter...........        --           --      166,667/208,333              349,417/66,458
Steve E. Chupik..............        --           --       43,934/28,333               134,008/29,259
James J. Polakiewicz.........     3,725       19,463       24,609/26,666               71,378/23,800

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

COMPENSATION OF DIRECTORS

     In 1998, the Company's Board of Directors and stockholders approved an amendment to the Company's 1994 Stock Option Plan to provide for the annual grant on the date of the Annual Meeting of Stockholders for the 1998, 1999 and 2000 fiscal years of options to purchase 10,000 shares to each director who is not an employee of the Company. During 2001, the Company's Board of Directors approved, subject to stockholder approval, an amendment to the Company's 1994 Stock Option Plan to provide for the annual grant of options to purchase 5,000 shares to each director who is not an employee of the Company, elected or reelected, at the Annual Meeting of Stockholders for the 2001 and 2002 fiscal years. Such Options, which are not Incentive Stock Options, are exercisable at the fair market value of Common Stock of the Company on the day of the Annual Meeting, vest one year from the date of the grant and are exercisable until the date that is the earlier of five years from the date of grant or 90 days after the Optionee ceases to be a director of the Company.

     The Company issued to Richard E. Gormley, options under the Company's 1994 Stock option Plan to purchase 25,000 shares of Common Stock of the Company at an exercise price of $5.82 per share, the fair market value of a Common Share of the Company on the date Mr. Gormley was elected as director at the 2001 Annual Meeting. The options are exercisable in three equal installments on each of the first three annual anniversary dates of the grant of the options.

     In addition, directors who are not employees of or consultants to the Company will be paid $1,000 for each meeting of the Board of Directors physically attended and $1,000 for each committee meeting physically attended. Directors who are officers of or consultants to the Company will not receive any additional compensation for serving on the Board of Directors or its committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board has a Compensation Committee, which currently consists of Marshall D. Butler, Donald Grierson and Frederic A. Heim. For services to the Company, Marshall Butler , formerly Chairman and Chief Executive Officer of the Company, received compensation of $70,300 in fiscal year 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2001, the number and percentage of outstanding shares of Common Stock of the Company owned beneficially, within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), by (i) each stockholder known by the Company to own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each named executive officer; and (iv) all directors and executive officers, as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

                                                               AMOUNT AND NATURE OF     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)                      BENEFICIAL OWNERSHIP(2)    CLASS(2)
----------------------------------------                      -----------------------   -----------
Marshall D. Butler(3)(4)....................................           937,343             13.1%
Lawrence Butler(5)..........................................         1,584,741             21.2%
Richard E. Gormley..........................................                --                *
Donald K. Grierson(6).......................................           238,000              3.3%
Frederic A. Heim(3)(7)......................................            60,200                *
Dot.Com Partners, L.P.(8)...................................           695,038              9.8%
Robert C. Streiter(9).......................................           242,307              3.3%
Steve E. Chupik(10).........................................            86,165              1.2%
James J. Polakiewicz (11)...................................            30,786                *
Dimensional Fund Advisors Inc...............................           439,156              6.2%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401(12)
All Directors and Executive Officers as a Group (8
  Persons)(13)..............................................         3,175,784             40.1%

---------------

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

 (3) Does not include shares owned by Dot.Com of which Mr. M. Butler and Mr. Heim are each limited partners. Messrs. M. Butler and Heim disclaim beneficial ownership of such shares.

 (4) Includes 58,334 shares which Mr. M. Butler has the right to acquire upon the exercise of stock options within 60 days, and 227,184 shares owned by a trust of which Mr. M. Butler is a trustee.

 (5) Includes 695,038 shares owned by Dot.Com, 231,560 shares owned by trusts of which Mr. L. Butler is trustee, 376,668 shares which Mr. L. Butler has the right to acquire upon the exercise of stock options within 60 days and 17,971 shares held for Mr. L. Butler's account in the Company's 401(k) Plan.

 (6) Includes 30,000 shares which Mr. Grierson has the right to acquire upon the exercise of stock options within 60 days.

 (7) Includes 55,000 shares that Mr. Heim has the right to acquire upon exercise of stock options within 60 days.

 (8) Shares owned by Dot.Com are also included in the number of shares reported as beneficially owned by Mr. L. Butler, the president and sole shareholder of the general partner of Dot.Com.

 (9) Includes 200,001 shares that Mr. Streiter has the right to acquire upon exercise of stock options within 60 days, 14,900 shares owned by Mr. Streiter's spouse as to which Mr. Streiter disclaims beneficial ownership and 3,406 shares held for Mr. Streiter's account in the Company's 401(k) Plan.

(10) Includes 60,601 shares that Mr. Chupik has the right to acquire within 60 days and 13,731 shares held for Mr. Chupik's account in the Company's 401(k) Plan.

(11) Includes 27,943 shares that Mr. Polakiewicz has the right to acquire upon exercise of stock options within 60 days and 2,818 shares held for Mr. Polakiewicz's account in the Company's 401(k) Plan.

(12) Dimensional Fund Advisors Inc. ownership as of December 5, 2001.

(13) Includes 808,547 shares which individuals in the group have the right to acquire upon the exercise of stock options which are exercisable within 60 days, 36,168 shares held for the accounts of the individuals in the group in the Company's 401(k) Plan, 695,038 shares held by Dot.Com, 231,560 shares owned by trusts of which Mr. L. Butler is trustee, and 227,184 shares owned by a trust of which Mr. M. Butler is a trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the Company's last fiscal year, Mr. M. Butler, A director of the Company, was paid $70,300 for services rendered to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

          (1) Financial Statements

          The Consolidated Financial Statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of the Annual Report on Form 10-K.

          (2) Financial Statement Schedule:

          Schedule II -- Valuation and Qualifying Accounts, page S-1.

          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          (3) Exhibits:

          The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

     (b) No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended October 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALPHA TECHNOLOGIES GROUP, INC.

                                          By:     /s/ LAWRENCE BUTLER

                                          --------------------------------------
                                                    (Lawrence Butler)
                                           Chairman and Chief Executive Officer

Date: February 8, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
                /s/ LAWRENCE BUTLER                     Chairman, Chief Executive      February 8, 2002
---------------------------------------------------  Officer and Director (Principal
                 (Lawrence Butler)                          Executive Officer)

              /s/ ROBERT C. STREITER                     Chief Operating Officer,      February 8, 2002
---------------------------------------------------       President and Director
               (Robert C. Streiter)

             /s/ JAMES J. POLAKIEWICZ                    Chief Financial Officer       February 8, 2002
---------------------------------------------------      (Principal Financial and
              (James J. Polakiewicz)                       Accounting Officer)

              /s/ MARSHALL D. BUTLER                             Director              February 8, 2002
---------------------------------------------------
               (Marshall D. Butler)

              /s/ RICHARD E. GORMLEY                             Director              February 8, 2002
---------------------------------------------------
               (Richard E. Gormley)

              /s/ DONALD K. GRIERSON                             Director              February 8, 2002
---------------------------------------------------
               (Donald K. Grierson)

               /s/ FREDERIC A. HEIM                              Director              February 8, 2002
---------------------------------------------------
                (Frederic A. Heim)

                ALPHA TECHNOLOGIES GROUP, INC., AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Balance Sheets October 28, 2001 and October 29,
  2000......................................................  F-3
Consolidated Statements of Income -- For the fiscal years
  ended October 28, 2001, October 29, 2000 and October 31,
  1999......................................................  F-4
Consolidated Statements of Stockholders' Equity -- For the
  fiscal years ended October 28, 2001, October 29, 2000 and
  October 31, 1999..........................................  F-5
Consolidated Statements of Cash Flows -- For the fiscal
  years ended October 28, 2001, October 29, 2000 and October
  31, 1999..................................................  F-6
Notes to Consolidated Financial Statements..................  F-7
Financial Statement Schedule Valuation and Qualifying
  Accounts..................................................  S-1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.

     We have audited the accompanying consolidated balance sheet of Alpha Technologies Group, Inc. (a Delaware corporation) and Subsidiaries as of October 28, 2001 and October 29, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Technologies Group, Inc. and Subsidiaries as of October 28, 2001 and October 29, 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the three years in the period ended October 28, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/ GRANT THORNTON LLP

Houston, Texas
December 14, 2001

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 28,   OCTOBER 29,
                                                                 2001          2000
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                    SHARE AND PER
                                                                     SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 2,701       $12,364
  Accounts receivable, net of allowance of $205 and $270....      9,317        10,075
     Inventories, net.......................................      8,049         5,935
     Net assets of operations sold..........................         --         2,062
     Prepaid expenses.......................................      1,771           976
                                                                -------       -------
          Total current assets..............................     21,838        31,412
PROPERTY AND EQUIPMENT, net.................................     24,531        10,285
GOODWILL, net...............................................     28,582         1,702
OTHER ASSETS, net...........................................      2,500         2,206
                                                                -------       -------
          TOTAL ASSETS......................................     77,451       $45,605
                                                                =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade...................................    $ 4,522       $ 4,392
  Accrued compensation and related benefits.................      1,000         1,843
  Current portion of other liabilities......................      1,833         1,451
  Current portion of long-term debt.........................     32,600         1,080
                                                                -------       -------
          Total current liabilities.........................     39,955         8,766
REVOLVING CREDIT FACILITY...................................         --            --
LONG-TERM DEBT..............................................         --         2,200
OTHER LIABILITIES...........................................        626           124
COMMITMENTS AND CONTINGENCIES...............................         --            --
STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value; shares authorized
  180,000...................................................         --            --
Common stock, $.03 par value; shares authorized 17,000,000;
  issued 8,526,660 at October 28, 2001 and 8,169,345 at
  October 29, 2000;.........................................        256           245
Additional paid-in capital..................................     46,895        44,421
Retained deficit............................................     (4,042)       (4,347)
Accumulated other comprehensive income (loss)...............       (345)           --
Treasury stock, at cost; 1,419,490 common shares at October
  28, 2001 and 1,394,353 common shares at October 29,
  2000......................................................     (5,894)       (5,804)
                                                                -------       -------
          Total stockholders' equity........................     36,870        34,515
                                                                -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $77,451       $45,605
                                                                =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        FOR THE YEARS ENDED
                                                              ---------------------------------------
                                                              OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT SHARES AND PER
                                                                            SHARE DATA)
SALES.......................................................    $67,914       $61,547       $48,429
COST OF SALES...............................................     53,940        43,136        36,121
                                                                -------       -------       -------
  Gross profit..............................................     13,974        18,411        12,308
OPERATING EXPENSES
  Research and development..................................        926           831           738
  Selling, general and administrative.......................      9,031         8,722         8,035
  Restructuring and other...................................        822            --            --
                                                                -------       -------       -------
          Total operating expenses..........................     10,779         9,553         8,773
                                                                -------       -------       -------
OPERATING INCOME............................................      3,195         8,858         3,535
INTEREST INCOME.............................................        201           187            --
OTHER INCOME, net...........................................         72           145            19
INTEREST EXPENSE............................................     (2,546)         (692)         (898)
                                                                -------       -------       -------
INCOME BEFORE INCOME TAXES..................................        922         8,498         2,656
PROVISION FOR (BENEFIT FROM) INCOME TAXES:
  CURRENT...................................................         63           403            34
  DEFERRED..................................................        302           177           (34)
                                                                -------       -------       -------
PROVISION FOR INCOME TAX....................................        365           580            --
                                                                -------       -------       -------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
  ITEMS.....................................................        557         7,918         2,656
DISCONTINUED OPERATIONS:
  INCOME(LOSS) FROM DISCONTINUED OPERATIONS
     (net of tax)...........................................        (79)          996         1,498
  GAIN ON SALE OF DISCONTINUED OPERATIONS
     (net of tax)...........................................        277         6,478            --
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT (net of
  tax)......................................................       (450)           --            --
                                                                -------       -------       -------
NET INCOME..................................................    $   305       $15,392       $ 4,154
                                                                =======       =======       =======
EARNINGS (LOSS) PER COMMON SHARE
BASIC:
  Income from continuing operations before extraordinary
     items..................................................    $  0.08       $  1.17       $  0.38
  Income(loss) from discontinued operations (net of tax)....      (0.01)         0.15          0.22
  Gain on sale of discontinued operations (net of tax)......       0.03          0.96            --
  Extraordinary loss from early extinguishment of debt (net
     of tax)................................................      (0.06)           --            --
                                                                -------       -------       -------
     Net income.............................................    $  0.04       $  2.28       $  0.60
                                                                =======       =======       =======
DILUTED:
  Income from continuing operations before extraordinary
     items..................................................    $  0.08       $  1.07       $  0.37
  Income(loss) from discontinued operations (net of tax)....      (0.01)         0.13          0.21
  Gain on sale of discontinued operations (net of tax)......       0.03          0.87            --
  Extraordinary loss from early extinguishment of debt (net
     of tax)................................................      (0.06)           --            --
                                                                -------       -------       -------
     Net income.............................................    $  0.04       $  2.07       $  0.58
                                                                =======       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED OCTOBER 28, 2001, OCTOBER 29, 2000 AND OCTOBER 31, 1999

                                                                          ACCUMULATED
                              COMMON STOCK      ADDITIONAL                   OTHER         TREASURY STOCK          TOTAL
                           ------------------    PAID IN     RETAINED    COMPREHENSIVE   -------------------   STOCKHOLDERS'
                            SHARES     AMOUNT    CAPITAL     (DEFICIT)   INCOME (LOSS)    SHARES     AMOUNT       EQUITY
                           ---------   ------   ----------   ---------   -------------   ---------   -------   -------------
                                                             (IN THOUSANDS, EXCEPT SHARES)
BALANCE, October 25,
  1998...................  7,940,838    $238     $43,781     $(23,893)       $ (91)      1,008,553   $(3,718)     $16,317
Comprehensive income:
Net income...............         --      --          --        4,154           --              --        --        4,154
Cumulative translation
  adjustments............         --      --          --           --           69              --        --           69
                                                                                                                  -------
Comprehensive income.....         --      --          --           --           --              --        --        4,223
Issuance to employees
  pursuant to stock
  option plans...........     18,169       1          33           --           --              --        --           34
Stock repurchases........         --      --          --           --           --         385,800    (2,086)      (2,086)
Compensation associated
  with stock options.....         --      --          14           --           --              --        --           14
                           ---------    ----     -------     --------        -----       ---------   -------      -------
BALANCE, October 31,
  1999...................  7,959,007     239      43,828      (19,739)         (22)      1,394,353    (5,804)      18,502
Comprehensive income:
Net income...............         --      --          --       15,392           --              --        --       15,392
Cumulative translation
  adjustments............         --      --          --           --           22              --        --           22
                                                                                                                  -------
Comprehensive income.....         --      --          --           --           --              --        --       15,414
Issuance to employees
  pursuant to stock
  option plans...........    210,338       6         349           --           --              --        --          355
Compensation associated
  with stock options.....         --      --         244           --           --              --        --          244
                           ---------    ----     -------     --------        -----       ---------   -------      -------
BALANCE, October 29,
  2000...................  8,169,345     245      44,421       (4,347)          --       1,394,353    (5,804)      34,515
Comprehensive income
  (loss):
Net income...............         --      --          --          305           --              --        --          305
Market value
  adjustment -- interest
  rate swap agreement
  (net of tax)...........         --      --          --           --         (345)             --        --         (345)
                                                                                                                  -------
Comprehensive loss.......         --      --          --           --           --              --        --          (40)
Tax benefit of
  disqualifying
  disposition of
  incentive stock
  options................         --      --         559           --           --              --        --          559
Rights offering
  proceeds...............    270,946       8       1,956           --           --              --        --        1,964
Rights offering
  expense................         --      --        (221)          --           --              --        --         (221)
Issuance to employees
  pursuant to stock
  option plans...........     86,369       3         168           --           --              --        --          171
Stock repurchases........         --      --          --           --           --          25,137       (90)         (90)
Compensation associated
  with stock options.....         --      --          12           --           --              --        --           12
                           ---------    ----     -------     --------        -----       ---------   -------      -------
BALANCE, October 28,
  2001...................  8,526,660    $256     $46,895     $ (4,042)       $(345)      1,419,490   $(5,894)     $36,870
                           =========    ====     =======     ========        =====       =========   =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED
                                                              ---------------------------------------
                                                              OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................   $    305       $15,392      $  4,154
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      4,985         2,700         2,600
  (Gain) loss on sale/disposal of equipment.................        (44)           19           (13)
  Gain on sale of discontinued operation....................       (277)       (6,478)           --
  Extraordinary loss on early extinguishment of debt........        450            --            --
  Cumulative translation adjustment.........................         --            15            (7)
  Stock option compensation expense.........................         12             7            14
  Tax benefit of disqualifying disposition of incentive
    stock options...........................................        105            --            --
  Deferred income taxes.....................................        323           177           (34)
Net cash provided by (used in) discontinued operations......        151            79          (250)
Changes in assets and liabilities, net of effects of
  expenditures for business acquisitions:
  (Increase) decrease in accounts receivable................      5,024        (2,983)         (484)
  (Increase) decrease in inventories........................      1,211          (931)        1,920
  (Increase) decrease in prepaid expenses...................        284          (301)          129
  (Decrease) in accounts payable, trade.....................     (1,682)         (140)       (1,074)
  Increase (decrease) in accrued compensation and related
    benefits................................................     (1,043)          518           288
  Decrease in other liabilities.............................       (269)       (1,002)         (696)
                                                               --------       -------      --------
  Net cash provided by operating activities.................      9,535         7,072         6,547
                                                               --------       -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from business divestitures.........................      2,200        12,300            --
Expenditures for business acquisitions......................    (49,551)           --            --
Purchase of property and equipment..........................     (1,288)       (3,105)         (986)
Proceeds from sale of property and equipment................        110            20            96
(Increase) decrease in other assets, net....................       (105)         (132)            7
                                                               --------       -------      --------
  Net cash provided by (used in) investing activities.......    (48,634)        9,083          (883)
                                                               --------       -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................      1,914           355            34
Payments to repurchase common stock.........................        (90)           --        (1,637)
Payments for debt issuance costs............................     (1,327)           --          (393)
Proceeds from revolving credit lines........................      7,200        69,654        59,426
Payments on revolving credit lines..........................     (5,000)      (72,453)      (64,806)
Proceeds from term debt.....................................     35,000            --         5,400
Payments on term debt.......................................     (8,261)       (1,580)       (4,335)
                                                               --------       -------      --------
  Net cash provided by (used in) financing activities.......     29,436        (4,024)       (6,311)
                                                               --------       -------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (9,663)       12,131          (647)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     12,364           233           880
                                                               --------       -------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................   $  2,701       $12,364      $    233
                                                               ========       =======      ========
Non Cash Transactions
  Tax benefit of disqualifying disposition of incentive
    stock options...........................................   $    454       $    --      $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

     Alpha Technologies Group, Inc. ("Alpha" or the "Company") designs, extrudes, fabricates and sells thermal management products for use in a variety of industries including automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace, defense, microprocessor and computer industries. The Company extrudes aluminum for its use in the production of thermal management products and sells aluminum extrusions to a variety of industries including the construction, sporting goods and other leisure activity markets.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alpha and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. As more fully described in Note 3 - Discontinued Operations, prior year numbers have been restated, through reclassification, to discontinue the connector business sold in July 2000 and the subsystems business which was sold on November 17, 2000.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash, trade receivables, trade payables and debt instruments. The Company has entered an interest rate swap agreement to manage its interest rate risk. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding at an effective interest rate of 4.97% plus the applicable LIBOR rate margin (7.72% on $15,250,000 at October 28, 2001). On October 28, 2001, the carrying value of the Company's financial instruments approximated their fair value.

     Cash and cash equivalents include cash in banks and money market accounts as well as highly liquid investments with initial maturities of less than three months.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  PROPERTY AND EQUIPMENT

     The cost of property and equipment is depreciated using the straight-line method for financial reporting purposes over the estimated useful lives of such assets, ranging from three to fifteen years. Leasehold improvements are amortized on a straight-line basis over the related lease term.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  GOODWILL

     Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 15 to 20 years using the straight-line method. The accumulated amortization for continuing operations on October 28, 2001 and October 29, 2000 was approximately $2,297,000 and $1,022,000, respectively. Amortization expense of approximately $1,275,000, $181,000, and $181,000 was recorded in fiscal years 2001, 2000 and 1999, respectively.

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

  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes net income, plus other comprehensive income (loss). Other comprehensive loss in fiscal year 2001 consists of market value adjustments related to the interest rate swap agreement. Other comprehensive income in fiscal years 2000 and 1999 consists of foreign currency translation adjustments.

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

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company follows Statement of Financial Accounting Standard No. 133, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. We utilize our derivative instrument to manage our exposure to interest rate fluctuations. Our objective is to minimize the risk of fluctuations using the most effective methods to eliminate or reduce the impact of this exposure.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141, which superseded APB Opinion No. 16, Business Combinations and Statement of Financial Accounting Standard No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, addresses financial accounting and reporting for business combinations initiated after June 30, 2001. SFAS 142, which supersedes APB Opinion No. 17, Intangible Assets, addresses the financial accounting and reporting for acquired goodwill and other intangible assets other than those acquired in a business combination. SFAS 142 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company expects to adopt SFAS 142 in fiscal year 2002, and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized.

2.  ACQUISITIONS

     On January 9, 2001, pursuant to a Stock Purchase Agreement (the "SPA") dated September 18, 2000, as amended by Amendment No. 1 dated November 10, 2000, Alpha purchased all of the outstanding Common Stock of National Northeast Corporation ("NNE") from Mestek, Inc.(the "Seller").The purchase price was $49,900,000 in cash, subject to adjustment based upon working capital as of the Closing. The working capital adjustment is currently being negotiated but is not expected to be material to the Company's financial condition. Pursuant to the SPA, the Seller and certain of its affiliates agreed not to engage in the manufacture and sale of aluminum extrusions and aluminum heat sinks for four and one half years. The terms of the transaction, including the purchase price, were the result of arms length negotiations between Alpha and Seller. Alpha used $14,800,000 of its cash on hand and $39,800,000 in borrowings under its new credit facility to pay the purchase price and $1,300,000 in transaction costs and costs for the new credit facility and to satisfy $3,400,000 in outstanding debt under its old credit facilities, including a $378,000 early termination fee. The acquisition has been accounted for as a purchase transaction, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for the acquisition. The Company intends to amortize the portion of the purchase price allocated to goodwill over 20 years except to the extent the Company adopts SFAS 142. The operating results of NNE have been included in the Company's consolidated results of operations since its acquisition date.

     The following unaudited pro forma summary, based on historical operations, is not necessarily indicative either of results of operations that would have occurred had the purchase been made as of the beginning of the period presented, or of future results of operations of the combined companies. The pro forma summary below does not include any savings that the Company expects to achieve as a result of the combination. Total revenues included in the following unaudited pro forma summary reflect the effect of accounting for the Company's connector business and subsystems business as discontinued operations.

     Net income included in the following unaudited pro forma summary does not reflect the effect of income from discontinued operations the gain on sale of discontinued operations, or the extraordinary loss from the early extinguishment of debt.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

PRO FORMA RESULTS

                                                              OCTOBER 28,   OCTOBER 29,
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Sales.......................................................    $73,966       $97,696
Operating income from continuing operations.................    $ 3,521       $12,517
Income from continuing operations...........................    $   492       $ 7,481
Earnings (loss) per share (basic)(1)........................    $  0.07       $  1.06
Earnings (loss) per share (diluted)(1)......................    $  0.06       $  0.97

---------------

(1) Fiscal year 2001 results reflect a 39.6% tax provision; Fiscal year 2000 results reflect a 12.8% tax provision due to net operating loss carryforwards.

3.  DISCONTINUED OPERATIONS

     On July 28, 2000, pursuant to a Stock Purchase Agreement (the "Agreement"), the Company sold its connector business, Uni-Star Industries, Inc. ("Uni-Star" or the "Business") to Tyco Electronics Corporation and Tyco Electronics UK Ltd. (the "Buyer"). The sale included 100% of the outstanding stock of Uni-Star Industries, Inc. and Microdot Connectors Europe, Ltd. (a wholly owned UK subsidiary of Uni-Star) and the agreement by Alpha and certain of their affiliates not to engage in the connector business for five years. Alpha initially received $12,300,000, in cash, subject to reduction if Uni-Star's Net Assets (as defined in the Stock Purchase Agreement) were less than $3,986,000 as of the closing date. In conformity with the above, a subsequent payment of $325,000 was made to the seller. The purchase price was a negotiated amount between Buyer and Seller. The sale resulted in a gain of $6,478,000, net of income tax expense.

     On November 17, 2000, Malco Technologies Group, Inc., a wholly-owned subsidiary of Alpha, pursuant to an asset purchase agreement, sold substantially all of the assets and the subsystems business (the "Business") located in Colmar, Pennsylvania, to a privately owned company (the "Buyer"). The sale included Malco's accounts receivable, inventory, machinery, equipment, tools, business machines, office furniture and fixtures and certain intangibles including but not limited to customer lists, trade names and engineering designs and the agreement by Alpha and certain of their affiliates not to engage in any business, directly or indirectly, that competes with Malco for three years. As a result of the sale, Alpha received $2,200,000 in cash plus a three-year, 12% note for $300,000 and Buyer assumed certain payables and liabilities of the Business. The purchase price was a negotiated amount between Buyer and Malco Technologies Group, Inc. The sale resulted in a gain of $277,000, net of $70,000 of income tax expense.

     Summary operating results of the discontinued operations are as follows for the fiscal year ended:

  CONNECTOR BUSINESS -- SOLD JULY 28, 2000

                                                              OCTOBER 29,   OCTOBER 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Sales.......................................................    $7,058        $10,623
Costs and expenses..........................................     6,463          9,635
                                                                ------        -------
  Net income from discontinued operation....................    $  595        $   988
                                                                ======        =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

  SUBSYSTEMS BUSINESS -- SOLD NOVEMBER 17, 2000

                                                      OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                         2001          2000          1999
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Sales...............................................     $170         $5,585        $6,168
Costs and expenses..................................      249          5,184         5,658
                                                         ----         ------        ------
Net (loss) income from discontinued operations......     $(79)        $  401        $  510
                                                         ====         ======        ======

     In 2001, the loss from discontinued operations of $79,000 is net of income taxes. No income tax provision was provided from discontinued operations in prior years due to the Company's use of its net operating loss carryforwards.

  SUMMARY BALANCE SHEET DATA FOR SUBSYSTEM BUSINESS -- SOLD NOVEMBER 17, 2000

                                                               OCTOBER 29,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Current assets..............................................      $2,248
Property plant and equipment................................         209
Non-current assets..........................................         429
Current liabilities.........................................        (811)
Non-current liabilities.....................................         (13)
                                                                  ------
                                                                  $2,062
                                                                  ======

4.  INVENTORIES

     Inventories consisted of the following on:

                                                              OCTOBER 28,   OCTOBER 29,
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Raw materials and components................................    $2,871        $2,255
Work in process.............................................     3,960         2,387
Finished goods..............................................     2,081         1,623
                                                                ------        ------
                                                                 8,912         6,265
Valuation reserve...........................................      (863)         (330)
                                                                ------        ------
                                                                $8,049        $5,935
                                                                ======        ======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

5.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following on:

                                                              OCTOBER 28,   OCTOBER 29,
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Land........................................................   $  1,320      $     --
Building & improvements.....................................      5,178            --
Machinery & equipment.......................................     31,050        19,898
Leasehold improvements......................................      1,281         1,281
                                                               --------      --------
                                                                 38,829        21,179
Accumulated depreciation and amortization...................    (14,298)      (10,894)
                                                               --------      --------
                                                               $ 24,531      $ 10,285
                                                               ========      ========

6.  ACCRUED COMPENSATION AND RELATED BENEFITS

     Accrued compensation and related benefits consisted of the following on:

                                                              OCTOBER 28,   OCTOBER 29,
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Accrued compensation........................................    $  913        $1,371
Other.......................................................        87           472
                                                                ------        ------
                                                                $1,000        $1,843
                                                                ======        ======

7.  DEBT AND REVOLVING CREDIT FACILITIES

     Debt and revolving credit facilities consisted of the following on:

                                                              OCTOBER 28,   OCTOBER 29,
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Variable-rate revolving credit facility (effective interest
  rate of 5.32% on October 28, 2001), interest payable
  monthly, principal is repaid and re-borrowed based on cash
  requirements..............................................   $  2,200       $    --
Variable-rate term note, principal and interest payable in
  quarterly installments....................................     30,400            --
Variable-rate term note.....................................         --         3,280
Other.......................................................         --            80
                                                               --------       -------
                                                                 32,600         3,360
Less amount reflected in net assets of discontinued
  operations................................................         --           (80)
Less current portion........................................    (32,600)       (1,080)
                                                               --------       -------
                                                               $     --       $ 2,200
                                                               ========       =======

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with Union Bank of California, N.A. ("Union Bank") as sole lead arranger and administrative agent and several banks and other financial institutions named in the Credit Agreement. The Credit Agreement provides for a revolving loan facility of up to $15,000,000 (which was subsequently reduced to $5,000,000), and a $35,000,000 term facility, maturing on January 8, 2006. The advances on the revolving

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES loans are based on eligible accounts receivable, and are now repayable by June 30, 2003. Prior to the closing of the Credit Agreement, the Company paid off, with its cash on hand, the previously outstanding credit agreement. The Company recorded a $450,000 charge net of $200,000 of income taxes as an extraordinary loss on the early extinguishment of debt.

     As of October 28, 2001, $2,200,000 was drawn on the revolving loan facility with interest accruing at the relevant adjusted LIBOR rate plus 2.75% (5.32% weighted average rate on October 28, 2001). There is an unused line fee equal to
 .5% per annum, based on the average aggregate amount of the Available Revolving Loan Commitment, payable quarterly in arrears on the last day of each calendar quarter.

     On April 2, 2001, the Company entered an interest rate swap agreement to manage its interest rate risk. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (7.72% on $15,250,000 at October 28, 2001) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin. The interest rate swap is effective through March 31, 2004. The balance of the term note accrues interest at the relevant LIBOR rate plus 2.5% (adjusted weighted average rate of 5.95% on October 28, 2001). The term note is payable in four quarterly installments of $1,500,000 beginning March 31, 2001, followed by twelve quarterly installments of $1,750,000, and four final quarterly installments of $2,000,000. Interest is payable in quarterly installments for base rate loans and LIBOR rate loans with a duration of longer than 3 months.

     On October 28, 2001, $30,400,000 was outstanding on the Term Loan. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Company. Under the Credit Agreement, the Company must meet certain financial covenants. The Company was not in compliance with certain financial covenants at October 28, 2001 relating to leverage ratios and fixed charge coverage ratios, resulting from the Company's reduced earnings before interest, taxes, depreciation and amortization ("EBITA"), which management believes was caused by the economic downturn in the markets served by the Company's products. On January 28, 2002, the Company and its lenders entered into an amendment to the Credit Agreement("the Amendment"), which waived the Company's noncompliance with the financial covenants at October 28, 2001 and which reduced the revolving loan commitment under the Credit Agreement from $15 million to $5 million. In addition, pursuant to the Amendment, the expiration date for the revolving loan commitment was accelerated from January 9, 2006 to June 30, 2003.

     As a result of the economic downturn in the markets served by the Company's products, the Company does not believe it will be in compliance with future financial covenants currently contained in the Credit Agreement. The Company has received a term sheet and draft amendment from its lead lender to amend such future covenants in a manner that the Company believes it will be able to achieve in the future and to amend the amortization schedule of the Term Loan. While such amendment has not been finalized, based on discussions with its lead lender, Management is confident that an acceptable restructuring of the Credit Agreement to be consistent with the Company's current expectations will take place, and should be finalized during the early stages of the second quarter of fiscal 2002. Until the Credit Agreement is restructured, all amounts due under the Term Loan are being classified as a short term obligation.

     Cash paid for interest on all outstanding debt amounted to approximately:

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                         2001          2000          1999
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Continuing Operations...............................    $2,338         $566         $1,215
Discontinued Operations.............................        --           22             60
                                                        ------         ----         ------
     Total..........................................    $2,338         $588         $1,275
                                                        ======         ====         ======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

     In addition, debt issue costs and origination fees of $1,327,000 and $393,000 were paid in fiscal 2001 and fiscal 1999, respectively. These fees were incurred in connection with the refinancing of the Company's credit facilities, and will be expensed over the term of the agreements.

8.  PREFERRED STOCK

     On October 28, 2001 and October 29, 2000, the Company had authorized 180,000 shares of unissued, preferred stock with a par value of $100 per share. The Board of Directors has the authority to issue such preferred stock and to set the terms thereof, including the dividend rate, conversion rights, redemption rights, voting rights and liquidation preferences. There are no shares of preferred stock outstanding as of October 28, 2001.

9.  REPURCHASE OF COMMON STOCK

     In October 1999, the Board of Directors of the Company approved a plan to purchase up to $500,000 of the Company's common stock in the open market. Pursuant to the stock repurchase plan, the Company purchased 25,317 shares of common stock at an aggregate price of $90,000 during fiscal year 2001 and 35,800 shares of common stock at an aggregate price of $161,011 during fiscal year 1999.

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

10.  STOCK OPTION PLANS

     The Company has in effect nonqualified and incentive stock option plans under which shares are available for exercise. As of October 28, 2001, the Board of Directors has reserved 1,644,693 shares of common stock for issuance under the plans. The prices at which substantially all stock options outstanding have been granted have been equal to or in excess of the fair market value of the Company's stock at the time of the grant. These options vest over periods up to five years. On October 28, 2001, there were 64,533 shares available for future grants.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

     The following table summarizes activity and outstanding options under the plans:

                                                                               WEIGHTED
                                                                SHARES         AVERAGE
                                                             UNDER OPTION   EXERCISE PRICE
                                                             ------------   --------------
Outstanding on October 25, 1998............................   1,261,400         $4.00
  Granted-Option Price = FMV...............................     581,276          3.09
  Granted-Option Price (less than) FMV.....................      26,274          4.95
  Forfeited................................................    (509,631)         3.99
  Exercised................................................     (18,169)         1.88
                                                              ---------
Outstanding on October 31, 1999............................   1,341,150          3.66
  Granted-Option Price = FMV...............................     362,836          7.94
  Granted-Option Price (less than) FMV.....................      66,664          6.60
  Forfeited................................................    ( 99,916)         4.40
  Exercised................................................    (462,452)         4.40
                                                              ---------
Outstanding on October 29, 2000............................   1,208,282          4.76
  Granted-Option Price = FMV...............................     558,826          7.56
  Granted-Option Price (less than) FMV.....................      23,174          9.49
  Forfeited................................................    (109,168)         6.66
  Exercised................................................    (100,954)         2.56
                                                              ---------
Outstanding on October 28, 2001............................   1,580,160          5.83
                                                              =========
Exercisable as of:
  October 31 1999..........................................     780,640         $3.77
  October 29, 2000.........................................     582,289          3.07
  October 28, 2001.........................................     756,335          4.07

                            OPTIONS OUTSTANDING
                 ------------------------------------------    OPTIONS EXERCISABLE
                                WEIGHTED                      ----------------------
                                 AVERAGE        WEIGHTED                    WEIGHTED
   RANGE OF      OUTSTANDING    REMAINING       AVERAGE       EXERCISABLE   AVERAGE
   EXERCISE         AS OF      CONTRACTUAL      EXERCISE         AS OF      EXERCISE
    PRICES        10/28/01        LIFE           PRICE         10/28/01      PRICE
   --------      -----------   -----------   --------------   -----------   --------
$ 1.00 - $ 3.00     423,040     2.6 Years        $2.33          300,543      $2.17
  3.01 -   5.00     298,620     2.1               4.21          265,286       4.14
  5.01 -   7.00     332,000     3.4               5.95          141,502       5.78
  7.01 -   9.00     256,826     4.2               8.48            5,667       7.13
  9.01 -  11.00     169,674     4.0               9.55           26,670       9.41
 11.01 -  13.00     100,000     3.9              12.03           16,667      13.00
                  ---------                                     -------
                  1,580,160     3.2               5.83          756,335       4.07
                  =========                                     =======

     The Company's Board of Directors approved an amendment to the 1994 Stock Option Plan on November 14, 2001 to increase the aggregate number of shares subject to the Plan to 2,400,000 shares, subject to shareholder approval. In April, 2001, the Board approved an amendment to the Plan, which provided for options to purchase 5,000 Shares to be automatically granted to non-employee directors at the Annual Meetings to be held in 2001 and 2002 and set the maximum number of shares as to which options may be granted to any one individual under the Plan during any calendar year at 250,000.

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

     For fiscal 2001, 2000 and 1999, $11,000, $7,000 and $14,000, respectively, was recognized as expense for options issued to non-employees under the Company's stock option plans. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company has accounted for options issued to employees under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for fiscal 2001 were: expected volatility 65.71%, risk free interest rate of 5.10%, expected option life of 4.0 years and no expected dividends. The weighted average assumptions used for fiscal 2000 were: expected volatility 73.45%, risk free interest rate of 6.35%, expected option life of 4.0 years and no expected dividends. The weighted average assumptions used for fiscal 1999 were: expected volatility 74.5%, risk free interest rate of 5.78%, expected option life of 4.0 years and no expected dividends. In addition, adjustments were made for estimated cancellations.

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

     For pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the fair value based method of accounting defined in SFAS 123 had been applied, the Company's net income and net income per share would have decreased by $1,588,000, or $0.23 per basic and diluted share, in fiscal 2001, by $926,000, or $0.14 per basic and diluted share, in fiscal 2000, and its net income and net income per share would have decreased by approximately $530,000, or $0.07 per basic and diluted share, in fiscal 1999. The estimated weighted average fair value of options granted during fiscal 2001, 2000 and fiscal 1999 was $4.10, $4.53, and $2.32, respectively. This pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS 123, only the effects of awards granted after the Company's 1995 fiscal year are considered in the pro forma calculation.

11.  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed by dividing income
(loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are calculated to give effect to stock options outstanding during the period. The treasury stock method is used to calculate dilutive shares and reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. For fiscal year 2001, potentially dilutive shares were not considered in the computation as their effect would have

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES been antidilutive. The amounts used in calculating basic and dilutive earnings per share and the amounts that would have been used in fiscal 2001 were:

                                                      OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                         2001          2000          1999
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Income(loss) used in basic and diluted EPS:
  Income from continuing operations.................    $  557        $ 7,918       $2,656
  Income (loss)from discontinued operation..........       (79)           996        1,498
  Gain on sale of discontinued operation............       277          6,478           --
  Extraordinary loss from early extinguishment of
     debt...........................................      (450)            --           --
                                                        ------        -------       ------
     Net income available to common share holders...    $  305        $15,392       $4,154
                                                        ======        =======       ======
Shares:
  Weighted average common shares outstanding -- used
     in basic EPS...................................     7,038          6,760        6,936
  Net dilutive potential common shares issuable on
     exercise of stock options......................       430            668          198
                                                        ------        -------       ------
  Weighted average common shares and dilutive
     potential common shares-used in dilutive EPS...     7,468          7,428        7,134
                                                        ======        =======       ======

12.  INCOME TAXES

     Income (loss) before income taxes from continuing operations was as follows for the fiscal years ended:

                                                      OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                         2001          2000          1999
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Domestic............................................    $1,120        $16,157       $4,489
Foreign (Discontinued)..............................        --           (185)        (335)
                                                        ------        -------       ------
                                                         1,120         15,972        4,154
Less: Discontinued operations.......................       198          7,474        1,498
                                                        ------        -------       ------
Continuing operations...............................    $  922        $ 8,498       $2,656
                                                        ======        =======       ======

     The provision (benefit) for income taxes for continuing operations was as follows for the fiscal years ended:

                                                      OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                         2001          2000          1999
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Federal income tax..................................     $302         $ 2,889       $ 1,526
State income tax....................................       63             403           267
                                                         ----         -------       -------
                                                          365           3,292         1,793
Federal -- Valuation allowance provided
  (reversed)........................................       --          (2,712)       (1,793)
                                                         ----         -------       -------
                                                         $365         $   580       $    --
                                                         ====         =======       =======

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

     The differences in the income taxes provided for and the amounts determined by applying the Federal statutory rate to income before taxes of the Company are summarized as follows:

                                                      OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                         2001          2000          1999
                                                      -----------   -----------   -----------
Federal income statutory rate.......................     34.0%          34.0%         34.0%
State income taxes, net of federal income tax
  benefit...........................................      6.8            2.1           5.9
Valuation allowance provided (reversed).............       --          (26.7)        (39.9)
Other...............................................     (1.2)          (3.2)           --
                                                         ----          -----         -----
     Total Provision for income taxes...............     39.6%           6.2%           --%
                                                         ====          =====         =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities and their changes during the year ended October 28, 2001 were as follows:

                                                              OCTOBER 28,   OCTOBER 29,
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Deferred Tax Assets:
  Net operating loss carryforwards..........................    $ 1,417       $1,207
  Tax credits...............................................        740          740
  Accrued liabilities.......................................         58          227
  Other.....................................................        632          684
                                                                -------       ------
     Total gross deferred tax assets........................      2,847        2,858
  Less: Valuation allowance.................................         --         (454)
                                                                -------       ------
  Net deferred tax asset....................................      2,847        2,404
Deferred Tax Liabilities:
  Amortization and depreciation.............................       (850)        (835)
                                                                -------       ------
     Net deferred tax asset.................................    $ 1,997       $1,569
                                                                =======       ======

     Due to the Company's historical results of operations, a valuation allowance has been provided for certain deferred tax assets that may not be realized. The valuation allowance decreased by $454,000, $4,338,000 and $1,682,000 in fiscal 2001, 2000 and 1999 respectively. During fiscal 2001 and 2000, the net deferred tax asset decreased primarily due to the utilization of net operating loss carryforwards.

     On October 28, 2001, the Company had, for tax purposes, net operating loss carryforwards of approximately $4,167,000, unused investment and research and development tax credits of approximately $252,000 and $488,000 of alternative minimum tax credits available to offset future taxable income and Federal income taxes. The net operating loss carry forward will expire at the end of fiscal 2018, the investment tax credit and research and development tax credit carryforwards will expire from 2001 to 2005, and the alternative minimum tax credit has no expiration.

     All carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In compliance with the Tax Reform Act of 1986, investment tax credits carried forward were reduced by 35%. The Company's ability to utilize the net operating loss carryforwards to offset alternative minimum taxable income is limited to 90% for tax years after fiscal 1987.

     Additionally, Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a more than 50 percentage point change in ownership of the corporation during a three-year period. It is possible that subsequent transactions involving the Company's

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES capital stock could result in such a limitation. As of October 28, 2001, management does not believe that a 50 percentage point change in ownership has occurred during a three year period.

     Cash paid for income taxes was approximately:

                                                      OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                         2001          2000          1999
                                                      -----------   -----------   -----------
Continuing Operations...............................   $300,000      $156,000      $ 96,000
Discontinued Operations.............................         --       477,000        50,000
                                                       --------      --------      --------
     Total..........................................   $300,000      $633,000      $146,000
                                                       ========      ========      ========

13.  COMMITMENTS AND CONTINGENCIES

     The Company has operating lease commitments for certain office equipment and manufacturing, administrative and support facilities. Minimum lease payments under noncancellable leases on October 28, 2001 are as follows:

                                                                TOTAL
                                                               -------
                                                               (000'S)
OPERATING LEASES
2002........................................................   $1,364
2003........................................................    1,264
2004........................................................    1,167
2005........................................................      822
2006........................................................      550
Thereafter..................................................       --
                                                               ------
Minimum lease payments......................................   $5,167
                                                               ======

     Rent expense (exclusive of operating expenses and net of sublease rents) for operating leases for continuing operations was approximately $1,163,376, $1,157,000 and $1,140,000 in fiscal 2001, 2000 and 1999, respectively. Total rent expense (exclusive of operating expenses and net of sublease rents) for all operating leases was approximately $1,209,626, $1,617,000 and $1,692,000 in fiscal 2001, 2000 and 1999, respectively.

     The Company is engaged in various lawsuits, the outcome of which cannot presently be determined. In the opinion of management, losses, if any, resulting from these lawsuits will not have a material effect on the Company's consolidated financial statements.

14.  RETIREMENT PLANS

     The Company sponsors a defined contribution plan which is available to all domestic employees. This plan provides for employer contributions based on employee participation. The total expense under the plan was:

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                         2001          2000          1999
                                                      -----------   -----------   -----------
Continuing Operations...............................   $346,000      $260,000      $231,000
Discontinued Operations.............................         --        80,000       113,000
                                                       --------      --------      --------
     Total..........................................   $346,000      $340,000      $344,000
                                                       ========      ========      ========

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

15.  BUSINESS SEGMENT INFORMATION

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                         2001          2000          1999
                                                      -----------   -----------   -----------
Net sales by geographic area:
Sales to Customers Within the Continental US........    $65,331       $57,026       $44,690
Exports From the US to Unaffiliated Customers.......      2,583         4,521         3,739
                                                        -------       -------       -------
     Total Sales....................................    $67,914       $61,547       $48,429
                                                        =======       =======       =======

     Net sales to one customer totaled approximately 10.1% of consolidated revenues for the fiscal year ended October 28, 2001.

                   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

                                               FIRST          SECOND       THIRD        FOURTH       TOTAL
                                              QUARTER        QUARTER      QUARTER      QUARTER        YEAR
                                             ----------     ----------   ----------   ----------   ----------
                                              (UNAUDITED, IN THOUSANDS OF DOLLARS EXCEPT PER-SHARE AMOUNTS)
2001
Net sales..................................   $16,161        $19,637      $16,655      $15,461      $67,914
Gross profit (net sales less cost of
  sales)...................................     4,569          4,691        2,535        2,179       13,974
Income (loss) from continuing operations...   $ 1,150        $   708      $  (426)     $  (875)     $   557
Loss from discontinued operations, net of
  tax......................................       (79)(1)         --           --           --          (79)
Gain on sale of discontinued operations,
  net of tax...............................       277(1)          --           --           --          277
Extraordinary loss, early extinguishment of
  debt, net of tax.........................      (450)(1)         --           --           --         (450)
                                              -------        -------      -------      -------      -------
Net income (loss)..........................   $   898        $   708      $  (426)     $  (875)     $   305
                                              =======        =======      =======      =======      =======
Per share:
  Basic:
     Income (loss) from continuing
       operations..........................   $  0.17        $  0.10      $ (0.06)     $ (0.12)     $  0.08
     Loss from discontinued operations, net
       of tax..............................     (0.01)(1)                                             (0.01)
     Gain on sale of discontinued
       operations, net of tax..............      0.03(1)          --           --           --         0.03
     Extraordinary loss, early
       extinguishment of debt, net of
       tax.................................     (0.06)            --           --           --        (0.06)
                                              -------        -------      -------      -------      -------
     Net income (loss).....................   $  0.13        $  0.10      $ (0.06)     $ (0.12)     $  0.04
                                              =======        =======      =======      =======      =======
  Diluted (except where anti-dilutive):
     Income (loss) from continuing
       operations..........................   $  0.15        $  0.09      $ (0.06)     $ (0.12)     $  0.08
     Loss from discontinued operations, net
       of tax..............................     (0.01)(1)         --           --           --        (0.01)
     Gain on sale of discontinued
       operations, net of tax..............      0.03(1)          --           --           --         0.03
     Extraordinary loss, early
       extinguishment of debt, net of
       tax.................................     (0.05)            --           --           --        (0.06)
                                              -------        -------      -------      -------      -------
     Net income............................   $  0.12        $  0.09      $ (0.06)     $ (0.12)     $  0.04
                                              =======        =======      =======      =======      =======
2000
Net sales..................................   $13,185        $14,057      $16,244      $18,061      $61,547
Gross profit (net sales less cost of
  sales)...................................     3,645          4,081        5,077        5,608       18,411
Income from continuing operations..........   $ 1,235        $ 1,825      $ 2,399      $ 2,459      $ 7,918
Income from discontinued operations, net of
  tax......................................       380            336          227           53          996
Gain on sale of discontinued operations,
  net of tax...............................        --             --        6,478           --        6,478
                                              -------        -------      -------      -------      -------
Net income.................................   $ 1,615        $ 2,161      $ 9,104      $ 2,512      $15,392
                                              =======        =======      =======      =======      =======
Per share:
  Basic:
     Income from continuing operations.....   $  0.19        $  0.28      $  0.36      $  0.36      $  1.17
     Income from discontinued operations...      0.06           0.05         0.03         0.01         0.15
     Gain on sale of discontinued
       operations, net of tax..............        --             --         0.97           --         0.96
                                              -------        -------      -------      -------      -------
     Net income............................   $  0.25        $  0.33      $  1.36      $  0.37      $  2.28
                                              =======        =======      =======      =======      =======
  Diluted (except where anti-dilutive):
     Income from continuing operations.....   $  0.17        $  0.25      $  0.32      $  0.33      $  1.07
     Income from discontinued operations...      0.06           0.05         0.03          .01         0.13
     Gain on sale of discontinued
       operations, net of tax..............        --             --         0.87           --         0.87
                                              -------        -------      -------      -------      -------
     Net income............................   $  0.23        $  0.30      $  1.22      $  0.33      $  2.07
                                              =======        =======      =======      =======      =======

(1) Restated.

                                  SCHEDULE II
                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                                BALANCE AT    CHARGED TO                  BALANCE AT
                                               BEGINNING OF   COSTS AND                     END OF
DESCRIPTION                                       PERIOD       EXPENSE     DEDUCTIONS       PERIOD
-----------                                    ------------   ----------   ----------     ----------
CONTINUING OPERATIONS
Allowance for doubtful accounts deducted from
  accounts receivable in the balance sheet --
  2001.......................................   $  270,555     $  9,000     $ 74,904(1)   $  204,651
  2000.......................................      297,900       46,000       73,345(1)      270,555
  1999.......................................      410,254           --      112,354(1)      297,900
Allowance for obsolete inventory deducted
  from inventories in the balance sheet --
  2001.......................................   $  329,148     $906,502     $372,191(2)   $  863,459
  2000.......................................    1,161,366      166,682      998,900(2)      329,148
  1999.......................................    1,320,745      309,000      468,379(2)    1,161,366
Allowance for Wakefield facility
  consolidation
  2001.......................................   $       --     $     --     $     --      $       --
  2000.......................................        7,036           --        7,036              --
  1999.......................................      105,064           --       98,028(3)        7,036

---------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Obsolete inventory written off at cost, net of value recovered.

(3) Primarily severance and equipment write offs.

                         ALPHA TECHNOLOGIES GROUP, INC.

                               INDEX TO EXHIBITS

EXHIBIT
NO.
-------
 2.1       --   Stock Purchase Agreement Between Mestek, Inc. and Alpha
                Technologies Group, Inc. dated September 18, 2000 (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such
                exhibits and schedules upon request of the Commission.)(1)
 2.2       --   Amendment No. 1 dated November 10, 2000 to the Stock
                Purchase Agreement dated September 18, 2000 by and between
                Mestek, Inc. and Alpha Technologies Group, Inc.(1)
 2.3       --   Stock Purchase Agreement By and Among Alpha Technologies
                Group, Inc., Uni-Star Industries, Inc., Tyco Electronics
                Corporation and Tyco Electronics UK Ltd. dated July 28,
                2000. (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the
                Commission.)(2)
 2.4       --   Asset Purchase Agreement By and Between Malco Technologies,
                Inc., Alpha Technologies Group, Inc., and MTAC LLC dated
                November 8, 2000.(Exhibits and schedules pursuant to the
                Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.)(3)
 3.1       --   Certificate of Incorporation of the Company, as amended
                through April 18, 1995.(4)(5)
 3.1(a)    --   Amendment to Certificate of Incorporation dated April 19,
                1995(6)
 3.2       --   By-laws of the Company.(6)
 4.1       --   Credit Agreement among Alpha Technologies Group, Inc., The
                Lenders Parties thereto, Union Bank of California, N.A. as
                Sole Lead Arranger and Union Bank of California, N.A. as
                Administrative Agent dated December 26, 2000. (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.)(1)
 4.2       --   Amendment to Credit Agreement and Waiver dated January 28,
                2002 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N.A. as administrative agent for the Lenders.(Exhibits to this Amendment have not been filed by the Registrant, who hereby undertakes to file such exhibits upon request of the Commission.) (Filed
                herewith)
10.1       --   Registrant's 1985 Stock Option Plan, together with
                amendments hereto.(5)(7)(8)(9)*
10.2       --   Registrant's 401-K Plan as amended.(10)(11)*
10.3       --   Registrant's 1994 Stock Option Plan as amended and
                restated.(16)*
10.4       --   Indenture of Lease Agreement dated as of December 20, 1994 by and between Richard J. Tobin, as Trustee of JLN Realty
                Trust, under Declaration of Trust dated June 15, 1981 and
                filed with Bristol County Fall River District Registry of
                Deeds Land Court Records as Document 12977, and Wakefield
                Engineering, Inc.(6)
10.4(a)    --   Lease modification and extension agreement dated February 4,
                1998 by and between Richard J. Tobin as Trustee u/d/t dated
                June 15, 1981 and entitled "J L N Realty Trust" and
                Wakefield Engineering, Inc.(9)
10.5       --   Industrial Space Lease dated as of September 29, 1995 by and between Rancon Income Fund I and Wakefield Engineering,
                Inc.(6)
10.6       --   Lease dated October 31, 1979 by and between Landcee
                Investment Co. and Lockhart Industries, Inc. together with addendum and amendments thereto.(13)
10.6(a)    --   Letter Agreement -- Lease Extension dated August 8, 1999
                between Landcee Investment Company and Lockhart Industries,
                Inc.(14)
10.7       --   Lease dated August 29, 1984 by and between Garfield-Pacific
                Development Co. and Lockhart Industries, Inc., together with addendums and amendments thereto.(13)
10.7(a)    --   Letter Agreement -- Lease Extension dated August 8, 1999
                between Garfield Pacific Development Co. and Lockhart
                Industries, Inc.(14)

EXHIBIT
NO.
-------
10.8       --   Lease dated April 30, 1998 between Cummings Properties
                Management, Inc. and Wakefield Engineering, Inc.(11)
10.8(a)    --   Amendment to Lease between Cummings Properties Management,
                Inc. and Wakefield Engineering, Inc.(15)
10.9       --   Lease dated September 1, 1993 between B&K Investment Corp.
                and Specialty Extrusions, Ltd., together with assignment
                thereof dated June 30, 1995 from Specialty Extrusions, Ltd.
                to Specialty Acquisition Corp. (now known as Specialty
                Extrusion Corp.)(6)
10.9(a)    --   First Amendment of Lease dated September 28, 1999 between
                B&K Investment Company and Wakefield Extrusion Company (now
                known as Specialty Extrusion Corp.)(14)
10.10      --   Employment Agreement dated November 1, 2000 between Lawrence
                Butler and Alpha Technologies Group, Inc.(6)*
10.11      --   Employment agreement dated November 1, 2000 between Robert
                Streiter and Alpha Technologies Group, Inc.(6)*
21.        --   Subsidiaries of Registrant. (Filed Herewith)
23.        --   Consent of Grant Thornton LLP. (Filed Herewith)

---------------

  *  Management Contract or Compensatory Plan

 (1) Incorporated herein by reference to the Company's Form 8-K filed on January 23, 2001.

 (2) Incorporated herein by reference to the Company's Form 8-K filed on August 14, 2000.

 (3) Incorporated herein by reference to the Company's Form 8-K filed on December 4, 2000.

 (4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-2979), which became effective March 7, 1986.

 (5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed September 28, 1987 (Reg. No. 33-17359).

 (6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 29, 2000 filed on January 31, 2001.

 (7) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed March 17, 1988 (Reg. No. 33-20706).

 (8) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 30, 1989 (Reg. No. 33-29636).

 (9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 23, 1992 (Reg. No. 33-48663).

(10) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed January 29, 1987 (Reg. No. 33-11627).

(11) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended April 26, 1998 filed on June 10, 1998.

(12) Incorporated herein by reference to the Company's Proxy Statement filed February 23, 1998.

(13) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 27, 1996 filed on January 27, 1997.

(14) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1999 filed on January 31, 2000.

(15) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended April 30, 2000 filed on June 6, 2000.

(16) Incorporated herein by reference to the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, dated April 10, 2001.