Form 10-Q
period 2002-01-27
ALPHA TECHNOLOGIES GROUP INC
filed 2002-03-13
CIK 710807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 27, 2002

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

(State or other jurisdiction of
  incorporation or organization)            (I.R.S. Employer Identification No.)


                  11990 San Vicente Blvd, Los Angeles, CA 90049
                    (Address of principal executive offices)


                                  310-566-4005
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X         No




                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.03 par value                           7,110,336
             Class                              Outstanding at February 28, 2002

                         ALPHA TECHNOLOGIES GROUP, INC.
                                    FORM 10-Q
                                JANUARY 27, 2002


                                TABLE OF CONTENTS


                                                                                 Page No.

Part I. Financial Information

         Item 1. Financial Statements


         Consolidated Balance Sheets
                  January 27, 2002 and October 28, 2001                              3

         Consolidated Statements of Income
                  Three Months Ended January 27, 2002 and January 28, 2001           4

         Consolidated Statements of Comprehensive Income
                  Three Months Ended January 27, 2002 and January 28, 2001           5

         Consolidated Statements of Cash Flow
                  Three Months Ended January 27, 2002 and January 28, 2001           6

         Notes to Consolidated Financial Statements                                  7

         .
         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk          15



Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K.                                   15

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - JANUARY 27, 2002 AND OCTOBER 28, 2001

                 (In Thousands, Except Share and Per Share Data)


                                                                                January 27,    October 28,
                                                                                  2002           2001

                                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                                                         $  1,810      $  2,701
     Accounts receivable, net                                                        7,746         9,317
     Inventories, net                                                                8,095         8,049
     Prepaid expenses                                                                1,770         1,771
                                                                                  --------      --------
          Total current  assets                                                     19,421        21,838

PROPERTY AND EQUIPMENT, at cost                                                     38,810        38,829
     Less - Accumulated depreciation and amortization                               15,149        14,298
                                                                                  --------      --------
          Property and equipment, net                                               23,661        24,531

GOODWILL, net                                                                       28,582        28,582

OTHER ASSETS, net                                                                    2,606         2,500
                                                                                  --------      --------
                           TOTAL ASSETS                                           $ 74,270      $ 77,451
                                                                                  ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade                                                      $  3,576      $  4,522
     Accrued compensation and related benefits                                         859         1,000
     Other accrued liabilities                                                       1,584         1,833
     Current portion of long-term debt                                               8,450        32,600
                                                                                  --------      --------
          Total current liabilities                                                 14,469        39,955

REVOLVING CREDIT FACILITY                                                            2,200            --
LONG-TERM DEBT                                                                      20,450            --

OTHER LONG-TERM LIABILITIES                                                            519           626

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; shares authorized 180,000; no shares
          issued or outstanding                                                         --            --
     Common stock, $.03 par value; shares authorized 17,000,000; issued
          8,529,826 at January  27, 2002 and 8,526,660 at October 28, 2001             256           256
     Additional paid - in capital                                                   46,904        46,895
     Accumulated deficit                                                            (4,356)       (4,042)
     Accumulated other comprehensive income (loss)                                    (278)         (345)
     Treasury stock, at cost (1,419,490 common shares at January 27, 2002 and
          October 28, 2001)                                                         (5,894)       (5,894)
                                                                                  --------      --------
                           TOTAL STOCKHOLDERS' EQUITY                               36,632        36,870
                                                                                  --------      --------
                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 74,270      $ 77,451
                                                                                  ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE QUARTERS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001

                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                          January 27,   January 28,
                                                                             2002          2001


SALES                                                                     $ 12,587      $ 16,161
COST OF SALES                                                               10,806        11,592
                                                                          --------      --------
     Gross profit                                                            1,781         4,569

OPERATING EXPENSES
     Research and development                                                  112           229
     Selling, general and administrative                                     1,541         2,316
                                                                          --------      --------
          Total operating expenses                                           1,653         2,545
                                                                          --------      --------

OPERATING INCOME                                                               128         2,024

INTEREST EXPENSE                                                              (635)         (290)

INTEREST INCOME                                                                  8           149


OTHER INCOME (EXPENSE), net                                                     --           (16)
                                                                          --------      --------

(LOSS) INCOME BEFORE INCOME TAX                                               (499)        1,867

(BENEFIT) PROVISION FOR INCOME TAXES                                          (185)          717
                                                                          --------      --------

(LOSS) INCOME FROM CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEMS                                                    (314)        1,150

LOSS FROM DISCONTINUED OPERATION, net of tax                                    --           (59)

GAIN ON SALE OF DISCONTINUED OPERATION, net of tax                              --           207

EXTRAORDINARY LOSS, EARLY EXTINGUISHMENT OF DEBT, net of tax                    --          (400)
                                                                          --------      --------

NET (LOSS) INCOME                                                         $   (314)     $    898
                                                                          ========      ========

EARNINGS PER COMMON SHARE
      BASIC
        Income from continuing operations                                 $  (0.04)     $   0.17
        Loss from discontinued operation                                        --            --
        Gain on sale of discontinued operation                                  --          0.02
        Extraordinary loss, early extinguishment of debt, net of tax            --         (0.06)

                                                                          --------      --------
                  Net (loss) income                                       $  (0.04)     $   0.13
                                                                          ========      ========

     DILUTED
         Income from continuing operations                                $  (0.04)     $   0.15
         Loss from discontinued operation                                       --            --
         Gain on sale of discontinued operation                                 --          0.02
         Extraordinary loss, early extinguishment of debt, net of tax           --         (0.05)
                                                                          --------      --------
                  Net (loss) income                                       $  (0.04)     $   0.12
                                                                          ========      ========

SHARES USED IN COMPUTING NET INCOME PER SHARE
             Basic                                                           7,108         6,843
             Diluted                                                         7,108         7,433

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE QUARTERS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001

                                   (Unaudited)
                                 (In Thousands)


                                                        January 27,   January 28,
                                                            2002         2001


NET (LOSS) INCOME                                           $(314)      $898

OTHER COMPREHENSIVE INCOME:
   Change in value of interest rate swap  (net of tax)        (67)        --


                                                           ------       ----
COMPREHENSIVE (LOSS) INCOME                                 $(381)      $898
                                                           =======      ====




  The accompanying notes are an integral part of these consolidated financial statements.

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS JANUARY 27, 2002 AND
                                JANUARY 28, 2001

                                   (Unaudited)
                                 (In Thousands)

                                                                                    January 27,   January 28,
                                                                                       2002          2001


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                 ($314)     $    898
     Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
          Depreciation and amortization                                                  953           850
          Gain on sale of discontinued operation                                          --          (207)
          Loss on sale/disposal of equipment                                              --            23
          Extraordinary loss on early extinguishment of debt                              --           400
          Stock option compensation expense                                                3             3
          Deferred income taxes                                                         (158)          377
          Net cash provided by discontinued operations                                    --           131
          Changes in assets and liabilities, net of effects of expenditures for business acquisitions:
            Decrease in accounts receivable                                            1,571         2,501
            Increase in inventories                                                      (67)       (1,130)
            Decrease in prepaid expenses                                                   1           123
            Decrease in accounts payable                                                (946)       (1,649)
            Decrease in accrued compensation and related benefits                       (141)         (714)
            (Decrease) increase in other liabilities                                    (169)          381
                                                                                    --------      --------

          Net cash provided by operating activities                                      733         1,987

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                      --            20
     Purchase of property and equipment, net                                            (132)         (212)
     Expenditures for business acquisitions                                               --       (49,441)
     Proceeds from business divestitures                                                  --         2,200)
     Decrease in other assets, net                                                         4           161
                                                                                    --------      --------
          Net cash used in investing activities                                         (128)      (47,272)
                                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                4         1,836
     Payments for debt issue costs                                                        --        (1,291)
     Proceeds from revolving credit lines                                                 --         4,800
     Payments on revolving credit lines                                                   --        (2,500)
     Proceeds from term debt                                                              --        35,000
     Payments on term debt                                                            (1,500)       (3,661)
                                                                                    --------      --------
          Net cash (used) provided by financing activities                            (1,496)       34,184

                                                                                    --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (891)      (11,101)

CASH AND CASH EQUIVALENTS, beginning of period                                         2,701        12,364
                                                                                    --------      --------

CASH AND CASH EQUIVALENTS, end of period                                            $  1,810      $  1,263
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

         The Company was incorporated as Synercom Technology, Inc., in Texas in 1969, and was reincorporated in Delaware in 1983. In April 1995, it changed its name to Alpha Technologies Group, Inc. The Company's business is conducted through its wholly-owned subsidiaries Wakefield Thermal Solutions, Inc. ("Wakefield") which includes the Wakefield-Pelham, Wakefield-Fall River and Wakefield-Temecula divisions, Specialty Extrusion Corp. ("Speciality") and Lockhart Industries, Inc. ("Lockhart").


(2)      CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and the changes in cash flows of Alpha Technologies Group, Inc. and Subsidiaries for interim periods. The results for such interim periods are not necessarily indicative of results for a full year. All material intercompany transactions and balances have been eliminated. As more fully described in Note 5 - Discontinued Operation, prior year numbers have been restated, through reclassification, to discontinue the subsystems business which was sold in November 2000.

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

         The following unaudited proforma summary, based on historical operations, is not necessarily indicative either of results of operations that would have occurred had the purchase been made as of the beginning of the period presented, or of future results of operations of the combined companies. The proforma summary below does not include any savings that the company expects to achieve as a result of the combination. Total revenues included in the following unaudited pro forma summary reflect the effect of accounting for its subsystems business as a discontinued operation. Net income included in the following unaudited pro forma summary does not reflect the effect of income from discontinued operation, the gain on sale of discontinued operation, or the extraordinary loss in the first quarter of fiscal 2001 for the early extinguishment of debt.

                                              January 28,
                                                  2001
                                             ---------------
(in thousands):

Sales                                               $22,213
Income from continuing operations                    $1,089
Earnings per share, (diluted)                        $ 0.14

(4)         INVENTORY

Inventories consisted of the following on

                               January 27,     October 28,
                                  2002            2001
(in thousands):

Raw materials and components     $ 2,847        $ 2,871
Work in process                    3,949          3,960
Finished goods                     2,286          2,081
                                 -------        -------
                                   9,082          8,912
Valuation reserve                   (987)          (863)
                                 ------         -------
                                 $ 8,095        $ 8,049
                                 =======        =======



(5)         DISCONTINUED OPERATION

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


 (6)         DEBT AND REVOLVING CREDIT FACILITIES

Debt and Revolving Credit Facilities consisted of the following on

                                                   January 27,     October 28,
                                                      2002            2001
(in thousands):
Variable-rate revolving credit facility
    (effective interest rate of
    5.00% on January 27, 2002),
    interest payable monthly, principal
    is repaid and re-borrowed based on cash
    requirements                                    $  2,200      $  2,200
Variable-rate term note, principal and interest
    payable in quarterly installments                 28,900        30,400
                                                    --------      --------
                                                      31,100        32,600
Less current portion                                  (8,450)      (32,600)
                                                    --------      --------
                                                    $ 22,650      $     --
                                                    ========      ========


         On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with Union Bank of California, N.A. ("Union Bank") as sole lead arranger and administrative agent and several banks and other financial institutions named in the Credit Agreement. The obligations under the Agreement are secured by a first lien on and assignment of all of the assets of the Company. Prior to the closing of the Credit Agreement, the Company paid off, with its cash on hand, the previously outstanding credit agreement. The Company recorded a $400,000 charge, net of tax, as an extraordinary loss on early extinguishment of debt.

         On April 2, 2001, the Company entered into an interest rate swap agreement to manage its interest rate risk. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (7.72% on $14,500,000 at January 27, 2002) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin. The interest rate swap is effective through March 31, 2004. The balance of the term note accrues interest at the relevant LIBOR rate plus 2.5% (adjusted weighted average rate of 5.67% on January 27, 2002).

         As of January 27, 2002, $2,200,000 was drawn on the revolving loan facility with interest accruing at the relevant adjusted LIBOR rate plus 2.75% (5.00% weighted average rate on January 27, 2002). There is an unused line fee equal to .5% per annum, based on the average aggregate amount, for each day during the period, of the Available Revolving Loan Commitment, payable quarterly in arrears on the last day of each quarter.

         On January 27, 2002, $28,900,000 was outstanding on the Term Loan. Under the Credit Agreement, the Company must meet certain financial covenants. The Company was not in compliance with certain financial covenants at January 27, 2002 relating to leverage ratios and fixed charge coverage ratios, resulting from the Company's reduced earnings before interest, taxes, depreciation and amortization ("EBITDA").

         On January 28, 2002 and March 12, 2002, amendments were made to the Agreement which revised certain financial covenants to levels that management believes the Company will be able to achieve and which waived the non-compliance at January 27, 2002. In addition, the revolving loan facility was reduced from $15 million to $5 million, the expiration date for the revolving loan commitment was accelerated from January 9, 2006 to June 30, 2003 and changes were made to the remaining amortization schedule of the term loan. The new amortization schedule consists of three quarterly payments of $750,000 during calendar year 2002 plus a single payment of $5,000,000 by June 28, 2002, and quarterly payments of $1,200,000, $1,500,000 and $1,800,000 during 2003, 2004 and 2005 respectively. A final payment of $3,650,000 is payable in the first quarter of 2006. The Company anticipates making the June 28, 2002 payment by refinancing its Pelham, New Hampshire facility, and has received two proposals from lenders and expects to receive several others shortly. However, there can be no assurance that the Company will be able to refinance its Pelham facility. In the event the Company is unable to refinance its Pelham, New Hampshire facility and is unable to make the June 28, 2002 payment when due, the lender may exercise the default provision on the loan. Interest rates on the outstanding balances of the revolving loan facility and term debt increased by amounts ranging from .5% to .75% dependent on leverage levels and interest payments are now payable monthly. Fees for the Amendments and Waivers, which include the granting of warrants to purchase 110,000 shares of the Company's common stock, total approximately $600,000.

(7)      NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141, which superseded APB Opinion No. 16, Business Combinations and Statement of Financial Accounting Standard No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, addresses financial accounting and reporting for business combinations initiated after June 30, 2001. SFAS 142, which supersedes APB Opinion No. 17, Intangible Assets, addresses the financial accounting and reporting for acquired goodwill and other intangible assets other than those acquired in a business combination. SFAS 142 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has adopted SFAS 142 in the first quarter of fiscal year 2002.

         As of October 29, 2001, the date of adoption, the Company has unamortized goodwill in the amount of $28.6 million and unamortized identifiable intangible assets in the amount of $470,000 all of which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $0 and $155,000 for the first fiscal quarters of 2002 and 2001, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate whether any goodwill transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         The following reconciliation illustrates the impact that the adoption of SFAS No. 142 had on the Company's net income and earnings per share:



                                            Three Months Ended
                                         January 27,    January 28,
                                             2002           2001
Net (loss) income:
Reported net (loss) income               $     (314)    $      898
Add: Goodwill amortization                       --             95
                                         ----------     ----------
Adjusted net (loss) income               $     (314)    $      993
                                         ==========     ==========

Basic earnings per share:
Reported net (loss) income               $    (0.04)    $     0.13
Add: Goodwill amortization                       --           0.01
                                         ----------     ----------
Adjusted net (loss) income               $    (0.04)    $     0.14
                                         ==========     ==========

Diluted earnings per share:
Reported net (loss) income               $    (0.04)    $     0.12
Add: Goodwill amortization                       --           0.01
                                         ----------     ----------
Adjusted net (loss) income               $    (0.04)    $     0.13
                                         ==========     ==========

Weighted average shares outstanding:
Basic                                         7,108          6,843
Diluted                                       7,108          7,433

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Forward Leading Statements

         This quarterly report Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about the Company's business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including the following: changes in demand for the Company's products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing, excess or shortage of production capacity, difficulties encountered in obtaining a new mortgage on the Company's Pelham, N.H. facility in an amount that is sufficient to make the Term Loan payment due on June 28, 2002. and other risks discussed from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances which may take place after the date of this report.




RESULTS OF OPERATIONS:

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

         (Loss) Income From Operations. Loss from continuing operations for the first quarter of fiscal 2002 was $314,000, inclusive of a $185,000 income tax benefit compared to income from continuing operations for the first quarter of fiscal 2001 of $1,150,000 , inclusive of a $717,000 income tax provision. The decrease in income from continuing operations before taxes of $2,366,000 is the result of decreases in sales and gross margin which were partially offset by decreases in selling, general and administrative expenses.

         Sales. The Company's sales for the first quarter of fiscal 2002 (which include NNE sales) decreased 22.1% to $12,587,000 from $16,161,000 for the same period of fiscal 2001 (which include NNE sales from January 9, 2001, the date of acquisition) . Management believes that this decrease was due to substantially reduced demand for the Company's products resulting from the weakness in the economy, particularly in the markets served by the Company's products.

         Gross Profit. The Company's gross profit as a percentage of total revenues ("gross profit percentage") for the first quarter of fiscal 2002 was 14.1% compared to 28.3% for the first quarter fiscal 2001. The Company's gross margin decreased primarily due to an increase in fixed overhead expenses without a corresponding increase in revenue, as described above. The NNE acquisition in January 2001 caused overhead expenses to increase due to the addition of its manufacturing facility. In addition, a change in the sales mix resulted in greater aluminum extrusion sales which have lower profit margins.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended January 27, 2002 were $1,541,000, or 12.2% of sales. This compares to $2,316,000, or 14.3% of sales, for the prior year quarter. SG&A expenses in absolute dollars decreased by $775,000 primarily due to decreases in goodwill amortization, commission expense and other compensation costs. Decreases in goodwill amortization resulted from the Company's adoption of SFAS 142. Decreases in commission expense and other compensation costs resulted from reductions in the workforce necessitated by the subdued pace of activity in this weak this economy.

         Interest and Other Income (Net). Interest expense was $635,000 and $290,000 for the fiscal 2002 and 2001 quarters, respectively. This increase was due to higher average outstanding borrowing base due to the acquisition of NNE. During the first quarter of fiscal 2001, the Company earned $149,000 in interest income on the net proceeds it received from the sale of its subsystems business. On January 9, 2001, the Company utilized the proceeds to fund a portion of the purchase price of NNE and does not expect interest income to be significant in fiscal 2002.

         Provision for Income Tax. Income from continuing operations for the first quarter of fiscal 2002 reflects a $185,000 income tax benefit compared to a $717,000 income tax provision for the fiscal 2001 quarter. The effective income tax rates for the first quarter of fiscal year 2002 and fiscal year 2001 were 37.0% and 38.4% respectively.

         Loss from Discontinued Operation. The Company recorded a $59,000 loss, net of income taxes, during the first quarter of fiscal 2001 resulting from the sale of its subsystems business.

          Gain on Sale of Discontinued Operation. On November 17, 2000, Malco Technologies Group, Inc., ("Seller") a wholly- owned subsidiary of Alpha, pursuant to an asset purchase agreement, sold substantially all of its assets and subsystems business (the "Business") located in Colmar, Pennsylvania. The sale resulted in a gain of $207,000, net of income taxes.

         Extraordinary Loss on the Early Extinguishment of Debt. The Company recorded a $400,000 charge (including the $378,000 early termination fee), net of tax, during the first quarter of fiscal 2001 to expense the early termination fee and the unamortized debt issue costs in connection with the payoff of the credit facility entered into on April 16, 1999. This facility was paid off early to allow the Company to enter into a new credit facility to purchase the NNE business.

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

         As of January 27, 2002, $2,200,000 was drawn on the revolving loan facility with interest accruing at the relevant adjusted LIBOR rate plus 2.75% (5.00% weighted average rate on January 27, 2002). On January 27, 2002, $28,900,000 was outstanding on the Term Loan.


         Under the Credit Agreement, the Company is required to meet certain financial covenants. As a result of the economic downturn in the markets served by the Company's products, the Company was not in compliance with certain financial covenants at January 27, 2002 relating to leverage ratios and fixed charge coverage ratios, resulting from the Company's reduced earnings before interest, taxes, depreciation and amortization ("EBITDA"), and did not believe it would meet future covenants.

         On January 28, 2002 and March 12, 2002, amendments were made to the Agreement which revised certain financial covenants to levels that management believes the Company will be able to achieve and which waived the non-compliance at January 27, 2002. In addition, the revolving loan facility was reduced from $15 million to $5 million, the expiration date for the revolving loan commitment was accelerated from January 9, 2006 to June 30, 2003 and changes were made to the remaining payment amortization structure of the term loan. The new amortization schedule consists of three quarterly payments of $750,000 during calendar year 2002 plus a single payment of $5,000,000 by June 28, 2002 followed by quarterly payments of $1,200,000, $1,500,000 and $1,800,000 during 2003, 2004 and 2005 respectively. A final payment of $3,650,000 is payable in the first quarter of 2006. The Company anticipates making the June 28, 2002 payment by refinancing its Pelham, New Hampshire facility, and has received two proposals from lenders and expects to receive several others shortly. However, there can be no assurance that the Company will be able to refinance its Pelham facility. In the event the Company is unable to refinance its Pelham, New Hampshire facility and is unable to make the June 28, 2002 payment when due, the lender may exercise the default provision on the loan. Interest rates on the outstanding balances of the revolving loan facility and term debt increased by amounts ranging from .5% to .75% dependent on leverage levels and interest payments are now payable monthly. Fees for the Amendments and Waivers, which include the granting of warrants of Company stock, total approximately $600,000.

         On January 27, 2002, the Company had cash of approximately $1.8 million compared to $2.7 million on October 28, 2001. For the three months ended January 27, 2002, $733,000 was provided by operating activities and $1.5 million was used by financing activities to pay the quarterly installment of its term loan. Capital equipment purchases during the first quarter of fiscal 2002 were $132,000 compared to $212,000 for the same period last year. Pursuant to the Credit Agreement, as amended, the Company may not make capital expenditures in excess of $500,000 during fiscal year 2002.

         Working capital on January 27, 2002 was $4,952,000 compared to $(18,117,000) on October 28, 2001. Working capital on October 28, 2001 excluding $25,850,000 of long term debt which was classified as a current obligation due to the Company not being in compliance with certain financial covenants was $7,733,000. Decreases in cash and accounts receivable were partially offset by decreases in accounts payable, accrued compensation and related benefits, and other accrued liabilities. The Company believes its currently available cash and anticipated cash flow from operations is sufficient to fund its operations in the near-term.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



         On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with Union Bank of California, N.A. ("Union Bank") as sole lead arranger and administrative agent and several banks and other financial institutions named in the Credit Agreement. The Credit Agreement provides for a revolving loan facility of up to $15,000,000 (which was subsequently reduced to $5,000,000), and a $35,000,000 term facility. As of January 27, 2002, $2,200,000 was drawn on the revolving loan facility with interest accruing at the relevant adjusted LIBOR rate plus 2.75% (5.00% weighted average rate on January 27, 2002).

         On April 2, 2001, the Company entered an interest rate swap agreement as a means of managing its interest rate exposure. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (based on its amortization schedule) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin, effectively an interest rate of 7.72% on $14,500,000 at January 27, 2002. The interest rate swap is effective through March 31, 2004. The corresponding floating rate of interest received on the notional amount is based on three month LIBOR rates and are typically reset quarterly. Net amounts paid or received will be reflected in interest expense. On January 27, 2002, the decrease in the fair value of the swap agreement of $102,000 was recognized as a component of comprehensive income (shown net of tax in the equity section of the balance sheet). The remainder of the $35,000,000 term note ($14,400,000 on January 27, 2002) accrues interest at the relevant adjusted weighted average LIBOR rate plus 2.5% (5.67% on January 27, 2002).




PART II            OTHER INFORMATION



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K



(a)      Exhibits

4.1 Second Amendment to Credit Agreement and Waiver, dated as of March 4, 2002 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N.A., as administrative agent for the Lenders. Exhibits to this second amendment have not been filed by the Registrant who hereby undertakes to file such exhibits upon request of the Commission.

11.1 Statement re Computation of Per Share Earnings for the quarters ended January 27, 2002 and January 28, 2001.

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the quarter ended January 27, 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Alpha Technologies Group, Inc.
                                         -------------------------------
                                         (Registrant)



Date:        March 13, 2002            By:         /s/ Lawrence Butler
      ---------------------------         ---------------------------------
                                          Lawrence Butler
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)





Date:        March 13, 2002            By:         /s/ James J. Polakiewicz
      ----------------------------        ---------------------------------
                                           James J. Polakiewicz
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)

EXHIBIT INDEX

         Exhibits

 4.1     Second Amendment to Credit Agreement and Waiver, dated as of March
         4, 2002 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N.A., as administrative Agent for the Lenders. (Filed Herewith)

11.1 Statement re Computation of Per Share Earnings for the quarters ended January 27, 2002 and January 28, 2001. (Filed Herewith)