Form 10-Q
period 2002-04-28
ALPHA TECHNOLOGIES GROUP INC
filed 2002-06-12
CIK 710807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 28, 2002

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


                                  310-566-4005
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, $.03 PAR VALUE                               7,110,336
  ----------------------------                      ---------------------------
             Class                                  Outstanding at May 31, 2002

                         ALPHA TECHNOLOGIES GROUP, INC.
                                    FORM 10-Q
                                 APRIL 28, 2002


                                TABLE OF CONTENTS


                                                                                                    Page No.
Part I. Financial Information

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                       April 28, 2002 and October 28, 2001                                            3

                 Condensed Consolidated Statements of Income
                       Three Months and Six Months Ended April 28, 2002 and April 29, 2001            4

                 Condensed Consolidated Statements of Comprehensive Income
                       Three Months and Six Months Ended April 28, 2002 and April 29, 2001            5

                 Condensed Consolidated Statements of Cash Flow
                       Six Months Ended April 28, 2002 and April 29, 2001                             6

                 Notes to Condensed Consolidated Financial Statements                                 7
         .
         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                           16

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                          21



Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders                                 23

         Item 6. (a) Exhibits and Reports on Form 8-K                                                23

                 (b) Reports on form 8-K

                                        2

                     ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share-Related Data)

                                                                                                       April 28,        October 28,
                                                                                                         2002               2001
                                                                                                       --------         -----------
                                                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                                                                               $  1,395           $  2,701
     Accounts receivable, net                                                                              8,232              9,317
     Inventories, net                                                                                      9,573              8,049
     Prepaid expenses                                                                                      1,477              1,771
                                                                                                        --------           --------
          Total current  assets                                                                           20,677             21,838

PROPERTY AND EQUIPMENT, net                                                                               22,848             24,531

GOODWILL, net                                                                                             28,582             28,582

OTHER ASSETS, net                                                                                          2,771              2,500
                                                                                                        --------           --------
                 TOTAL ASSETS                                                                           $ 74,878           $ 77,451
                                                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade                                                                            $  4,742           $  4,522
     Accrued compensation and related benefits                                                               754              1,000
     Other accrued liabilities                                                                             1,353              1,833
     Current portion of long-term debt                                                                     8,900             32,600
                                                                                                        --------           --------
          Total current liabilities                                                                       15,749             39,955

REVOLVING CREDIT FACILITY                                                                                  3,000               --

LONG-TERM DEBT, Net of current portion                                                                    19,250               --

OTHER LONG-TERM LIABILITIES                                                                                  405                626
                                                                                                        --------           --------
          Total liabilities                                                                               38,404             40,581
                                                                                                        --------           --------

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; 180,000 shares authorized; no shares
          issued or outstanding                                                                             --                 --
     Common stock, $.03 par value; 17,000,000 shares authorized;
          8,529,826 shares issued and outstanding at April 28, 2002
          and October 28, 2001                                                                               256                256
     Additional paid - in capital                                                                         47,057             46,895
     Accumulated deficit                                                                                  (4,704)            (4,042)
     Accumulated other comprehensive income (loss)                                                          (241)              (345)
     Treasury stock, at cost (1,419,490 common shares at April 28, 2002 and
          October 28, 2001.)                                                                              (5,894)            (5,894)
                                                                                                        --------           --------
                 TOTAL STOCKHOLDERS' EQUITY                                                               36,474             36,870
                                                                                                        --------           --------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 74,878           $ 77,451
                                                                                                        ========           ========

            See notes to condensed consolidated financial statements

             ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                  (In Thousands, Except Per Share Data)

                                                                                     Three Months Ended        Six Months Ended
                                                                                    ---------------------    -----------------------
                                                                                    April 28,    April 29,    April 28,   April 29,
                                                                                      2002         2001         2002         2001
                                                                                    --------     --------     --------     --------

SALES                                                                               $ 13,933     $ 19,637     $ 26,520     $ 35,798
COST OF SALES                                                                         11,545       14,946       22,351       26,538
                                                                                    --------     --------     --------     --------
     Gross profit                                                                      2,388        4,691        4,169        9,260
                                                                                    --------     --------     --------     --------

OPERATING EXPENSES
     Research and development                                                            131          345          243          574
     Selling, general and administrative                                               1,597        2,496        3,138        4,812
                                                                                    --------     --------     --------     --------
          Total operating expenses                                                     1,728        2,841        3,381        5,386
                                                                                    --------     --------     --------     --------

OPERATING INCOME                                                                         660        1,850          788        3,874

INTEREST EXPENSE                                                                        (650)        (825)      (1,285)      (1,115)

INTEREST INCOME                                                                           10           23           18          172

OTHER INCOME (EXPENSE), net                                                             --              1         --            (15)
                                                                                    --------     --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAX                                                           20        1,049         (479)       2,916

PROVISION (BENEFIT) FOR INCOME TAXES                                                       4          341         (181)       1,058
                                                                                    --------     --------     --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEMS                                                                16          708         (298)       1,858

LOSS FROM DISCONTINUED OPERATION, net of tax                                            --           --           --            (59)

GAIN ON SALE OF DISCONTINUED OPERATION, net of tax                                      --           --           --            207

EXTRAORDINARY LOSS, EARLY EXTINGUISHMENT OF DEBT, net of tax                            (364)        --           (364)        (400)
                                                                                    --------     --------     --------     --------

NET (LOSS) INCOME                                                                   $   (348)    $    708     $   (662)    $  1,606
                                                                                    ========     ========     ========     ========

EARNINGS PER COMMON SHARE
      BASIC
        Income (loss) from continuing operations                                    $   0.00     $   0.10     $  (0.04)    $   0.27
        Loss from discontinued operation                                                --           --           --          (0.01)
        Gain on sale of discontinued operation                                          --           --           --           0.03
        Extraordinary loss, early extinguishment of debt, net of tax                   (0.05)        --          (0.05)       (0.06)
                                                                                    --------     --------     --------     --------
                  Net (loss) income                                                 $  (0.05)    $   0.10     $  (0.09)    $   0.23
                                                                                    ========     ========     ========     ========

     DILUTED
        Income (loss) from continuing operations                                    $   0.00     $   0.09     $  (0.04)    $   0.25
         Loss from discontinued operation                                               --           --           --          (0.01)
         Gain on sale of discontinued operation                                         --           --           --           0.03
         Extraordinary loss, early extinguishment of debt, net of tax                  (0.05)        --          (0.05)       (0.05)
                                                                                    --------     --------     --------     --------
                  Net (loss) income                                                 $  (0.05)    $   0.09     $  (0.09)    $   0.21
                                                                                    ========     ========     ========     ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
             Basic                                                                     7,110        7,078        7,109        6,954
             Diluted                                                                   7,147        7,539        7,201        7,483



            See notes to condensed consolidated financial statements

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE QUARTERS ENDED APRIL 28, 2002 AND APRIL 29, 2001
                                  (Unaudited)
                                 (In Thousands)

                                                                Three Months Ended         Six Months Ended
                                                             -----------------------    ----------------------
                                                             April 28,     April 29,    April 28,    April 29,
                                                               2002          2001         2002         2001
                                                             ---------     ---------    ---------    ---------
NET (LOSS) INCOME                                             $ (348)        $ 708       $ (662)      $ 1,606

OTHER COMPREHENSIVE INCOME:
  Change in value of interest rate swap (net of tax)              35            --          100           --
                                                              ------         -----       ------       -------
COMPREHENSIVE (LOSS) INCOME                                   $ (313)        $ 708       $ (562)      $ 1,606
                                                              ======         =====       ======       =======

                     ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (In Thousands)


                                                                                                              Six Months Ended
                                                                                                         ---------------------------
                                                                                                         April 28,         April 29,
                                                                                                           2002              2001
                                                                                                         --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                                   $   (662)         $  1,606
     Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
          Depreciation and amortization                                                                     1,895             2,191
          Gain on sale of discontinued operation                                                             --                (207)
          Loss on sale/disposal of equipment                                                                 --                  27
          Extraordinary loss on early extinguishment of debt                                                  364               400
          Stock option compensation expense                                                                     5                 6
          Deferred income taxes                                                                              (149)              601
          Net cash provided by discontinued operations                                                       --                 131
          Changes in assets and liabilities, net of effects of expenditures for business acquisitions:
            Accounts receivable                                                                             1,085             3,870
            Inventories                                                                                    (1,545)           (2,068)
            Prepaid expenses                                                                                  (56)              285
            Accounts payable                                                                                  220            (1,340)
            Accrued compensation and related benefits                                                        (246)             (901)
            Other liabilities                                                                                (550)             (427)
                                                                                                         --------          --------
          Net cash provided by operating activities                                                           361             4,174

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                                         --                  20
     Purchase of property and equipment, net                                                                 (235)             (699)
     Expenditures for business acquisitions                                                                  --             (49,532)
     Proceeds from business divestitures                                                                     --               2,200
     Decrease in other assets, net                                                                             10               160
                                                                                                         --------          --------
          Net cash used in investing activities                                                              (225)          (47,851)
                                                                                                         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                                     8             1,800
     Payments for debt issue costs                                                                           --              (1,291)
     Proceeds from revolving credit lines                                                                     800             6,700
     Payments on revolving credit lines                                                                      --              (5,000)
     Proceeds from term debt                                                                                 --              35,000
     Payments on term debt                                                                                 (2,250)           (5,161)
                                                                                                         --------          --------
          Net cash (used in) provided by financing activities                                              (1,442)           32,048
                                                                                                         --------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                  (1,306)          (11,629)

CASH AND CASH EQUIVALENTS, beginning of period                                                              2,701            12,364
                                                                                                         --------          --------
CASH AND CASH EQUIVALENTS, end of period                                                                 $  1,395          $    735
                                                                                                         ========          ========



            See notes to condensed consolidated financial statements

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Alpha Technologies Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the Untied States of America and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting of normal recurring adjustments considered necessary for the fair presentation of the Company's condensed consolidated financial statements. The results for the three and six months ended April 28, 2002 are not necessarily indicative of results for the full year ending October 27, 2002.

         All material intercompany transactions and balances have been eliminated during consolidation. As more fully described in Note 5 - Discontinued Operation, prior year amounts have been restated, through reclassification, to present the subsystems business, which was sold in November 2000 as a discontinued operation.

         The Company follows a 4-5-4 week quarterly accounting period cycle wherein each quarter consists of two four week months and one five week month. The last day of the fiscal year is always the last Sunday in October.

Note 2 -  Significant Accounting Policies

          The following narrative provides information about our business and the accounting policies and principles we use to prepare our financial statements. An understanding of these policies is critical to a reader's understanding of our financial statements. The reader is encouraged to read our annual financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 28, 2001.

(a)      Business

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

(b)      Revenue Recognition and Allowance for Sales Return and Doubtful
         Accounts

         The Company recognizes revenues when (1) persuasive evidence of an arrangement exists, (2) products and services have been delivered to the Company's customers in accordance with the agreement or arrangement between the Company and its customers, (3) the price is fixed and determinable, and (4) collectibility is reasonably assured. The Company's shipping terms are FOB shipping point.

         Reserves for sales returns are provided in the period in which the sale is recognized. Allowances for doubtful accounts are provided when an account receivable is considered impaired and uncollectible. Adjustments to the allowance accounts are made, as new information becomes available.

(c)      Use of Estimates and Other Uncertainties

         The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)      Fair Value of Financial Instruments

         The Company's financial instruments consist primarily of cash, accounts receivables, inventories, accounts payables, accrued expenses and debt instruments. The Company has entered into an interest rate swap agreement to manage its interest rate risk. The interest rate swap effectively fixes the interest rate on half of the term debt outstanding (8.47% on $14.5M at April 28, 2002) at an effective interest rate of 4.97% plus the applicable LIBOR rate margin. On April 28, 2002, the carrying value of the Company's financial instruments approximated their fair value due to their short-term nature and the variable rate features of the debt instruments.

(e)      Cash and Cash Equivalents

         Cash and cash equivalents include cash and money market accounts as well as highly liquid investments with remaining maturities of three months or less when purchased.

(f)      Inventories

         Inventories are stated at the lower of cost or market and are priced using the first-in, first-out method.

(g)      Property and Equipment

         The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of such assets, ranging from three to fifteen years. Leasehold improvements are amortized on a straight-line basis over the shorter of lease term or the estimated useful lives of the leased assets.

(h)      Goodwill and Long-Lived Assets

         We perform impairment analyses of our long-lived assets, except for goodwill, whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value. We have not recorded impairment charges for the any of the fiscal periods presented in the consolidated financial statements included in this report. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. In addition, SFAS 142 mandates a fair value approach to assessing the potential impairment of goodwill and other intangibles with indeterminate lives and requires that a transitional assessment of impairment be completed within a short period after adoption. The Company adopted SFAS 142 in the first quarter of fiscal year 2002. The Company completed "Step One" of the transitional impairment test as required by SFAS 142 and concluded that goodwill impairment did not exist at the date of adoption of SFAS
142. As a result of adverse changes in the business climate, the Company conducted an annual impairment test as of June 1, 2002. An appraiser has been engaged to assist us in determining the indicated fair value of the Company as of June 1, 2002. Based on the preliminary results of this annual impairment test it appears that goodwill impairment does exist at this time. The Company will record the amount of impairment as a component of operating income in the third quarter of 2002. The exact amount of impairment is not known a this time but is estimated to be between $16 million and $20 million.

(i)      Other Reserves

         We establish reserves for other potential liabilities, such as environmental claims, product liability, litigation, and product warranty costs when it is probable that a liability exists and we can develop a reasonable estimate or range of estimates of potential loss. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate these liabilities and reserves using consistent and appropriate methods; however, changes to our assumptions could materially affect our financial position and results of operations.


Note 3 - Acquisitions

         On January 9, 2001, we purchased all of the outstanding common stock of National Northeast Corporation ("NNE") from Mestek, Inc. (the "Seller"). NNE was engaged in the thermal management and aluminum extrusion business in Pelham, New Hampshire. NNE is now fully integrated into, and operates as part of our Wakefield subsidiary. We do not maintain separate books and records or financial statements for the business formerly conducted by NNE.

         The following unaudited proforma financial information was prepared based on historical operations, and is not necessarily indicative of results of operations that would have occurred had the purchase been made as of the beginning of the period presented, or of future results of operations of the combined companies. The proforma financial information presented below does not include any savings that the company expects to achieve as a result of the combination, total revenues reflects the effect of accounting for its subsystems business as a discontinued operation, and net income does not reflect the effect of income from discontinued operation, the gain on sale of discontinued operation, or the extraordinary loss in the first quarter of fiscal 2001 for the early extinguishment of debt.

(in thousands)

                                                                   Six Months
                                                                     Ended
                                                                 April 29, 2001
                                                                 --------------
Sales                                                                $43,069
Income from continuing operations before interest and taxes          $ 4,200
Income from continuing operations                                    $ 1,793
Net income per share (basic)                                         $  0.25
Net income per share (diluted)                                       $  0.24


Note 4 - Inventories

Inventories consisted of the following on

                                                       April 28,  October 28,
                                                         2002        2001
                                                       --------   -----------
(in thousands):
Raw materials and components                           $  3,157    $  2,871
Work in process                                           4,787       3,960
Finished goods                                            2,372       2,081
                                                       --------    --------
                                                         10,316       8,912
Valuation reserve                                          (743)       (863)
                                                       --------    --------
                                                       $  9,573    $  8,049
                                                       ========    ========

Note 5 - Discontinued Operations

         On November 17, 2000, Malco Technologies Group, Inc., a wholly-owned subsidiary of Alpha, pursuant to an asset purchase agreement, sold substantially all of the assets and the subsystems business (the "Discontinued Business") located in Colmar, Pennsylvania, to a privately owned company (the "Buyer"). The sale included Malco's accounts receivable, inventory, machinery, equipment, tools, business machines, office furniture and fixtures and certain intangibles including but not limited to customer lists, trade names and engineering designs and the agreement by Alpha and certain of their affiliates not to engage in any business, directly or indirectly, that competes with Malco for three years. As a result of the sale, Alpha received $2.2 million in cash plus a three-year, 12% note for $300,000 and Buyer assumed certain payables and liabilities of the Discontinued Business. The purchase price was a negotiated amount between Buyer and Malco Technologies Group, Inc.

         The Discontinued Business has been treated as a discontinued operation for accounting purposes, and accordingly, the accompanying financial statements have been restated to present the operations of the Discontinued Business in such a manner. All assets and liabilities of the Discontinued Business were transferred to Buyer at the closing, and there are no assets or liabilities related to the Discontinued Business included in the consolidated balances at either April 29, 2002 or October 28, 2001.

Note 6 - Restructuring Costs

     In response to the decline in demand for the Company's products, the Company took significant actions to reduce operating expenses. As a result, restructuring costs totaling $822,000 were incurred in fiscal 2001, consisting of severance costs ($257,000) and lease costs related to an unused administrative facility ($565,000). Severance costs resulted from the termination of approximately 85 individuals (60 direct labor and 25 indirect labor) at all our locations. The following table summarizes the changes in the restructuring cost liability since the end of the fiscal year 2001.

Restructuring Charges

(in thousands)

                                        Lease Costs     Severance        Total
                                        -----------     ---------        -----

Balance October 28, 2001                   $ 435          $  69          $ 504
Additional costs incurred                   --             --             --
Payments made                                (47)            (8)           (55)
                                           -----          -----          -----
Balance January 27, 2002                     388             61            449
Additional costs incurred                   --             --             --
Payments made                               (167)           (31)          (198)
                                           -----          -----          -----
Balance April 28, 2002                     $ 221          $  30          $ 251
                                           =====          =====          =====

Note 7 - Debt and Revolving Credit Facilities

Debt and Revolving Credit Facilities consisted of the following on


                                                                             April 28,          October 28,
                                                                               2002                2001
                                                                             ---------          -----------
(in thousands):
 Variable-rate revolving credit facility (effective interest rate of
    5.25% on April 28, 2002), interest payable monthly, principal is
    repaid and re-borrowed based on cash requirements                        $  3,000            $  2,200

 Variable-rate term note (effective interest rate of 5.83%
   on April 28, 2002), interest is payable monthly, principal is
   payable quarterly                                                           13,650              15,150

 Variable-rate term note under swap agreement (effective interest rate of 7.91% on April 28, 2002), interest and principal is
   payable quarterly                                                           14,500              15,250
                                                                             --------            --------
                                                                               31,150              32,600
Less current portion                                                           (8,900)            (32,600)
                                                                             --------            --------
                                                                             $ 22,250            $   --
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

         Under the Credit Agreement, the Company must meet certain financial and non-financial covenants. During the fiscal year ended October 28, 2001 and during the three months ended January 2002, the Company did not meet certain financial covenants. As a result, all such debt was classified as current at October 28, 2001. On January 28, 2002 and March 12, 2002, the banks granted waivers to the Company and amended the Credit Agreement to revise certain financial covenants and waived certain events of non-compliance at October 28, 2001 and January 27, 2002. In addition, availability under the revolving loan facility was reduced from $15 million to $5 million, the expiration date for the revolving loan facility was amended from January 9, 2006 to June 30, 2003, and modifications were made to the remaining payment schedule on the term loan.

Remaining payments due in each of the next five years under the new amortization schedule are as follows:

                          In thousands
                          ------------
                2002           $ 6,500
                2003             4,800
                2004             6,000
                2005             7,200
                2006             3,650


         Interest margins on the revolving loan facility and the term note increased by amounts ranging from 1/2% to 3/4% depending on the amount of financial leverage. Interest is now payable monthly on the Term Loan and the Revolver. Fees paid to the lenders for the Amendments and Waivers, include the fair value of warrants to purchase Company stock granted to the lenders, totaled approximately $600,000 and were expensed at closing in accordance with the accounting prescribed for modifications of debt instruments in troubled situations.

         The amended Credit Agreement contains financial and other covenants with which the Company must comply. These covenants including limitations on the amount of financial leverage the Company can enjoy, minimum fixed charge coverage, limits on capital spending, required minimal amounts of net worth, and required levels of earnings before interest, taxes, depreciation and amortization. The Company is currently in full compliance with all of the financial covenants under the Credit Agreement.

         As of April 28, 2002, $3 million has been drawn on our revolving credit facility. Interest accrues on outstanding borrowings at LIBOR plus 3 1/2% (5 1/4% on April 28, 2002). There is also an unused line fee equal to 3/4% per annum. We may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.7 million at April 28, 2002) under the amended revolving credit facility. The amended revolving credit facility expires on June 30, 2003. On April 28, 2002, $28.2 million was outstanding on the term loan.

         On April 2, 2001, the Company, as required by our loan agreement with the banks, entered into an interest rate swap agreement to manage its interest rate risk. This risk is defined, as the risk that cash flows required under the term loan agreement for interest will vary. The swap is carried on the balance sheet at its estimated fair value, based on a third party appraisal. The swap is being accounted for as a cash flow hedge and, to the extent the swap is effective as a hedge, gains or losses on the swap are carried in other comprehensive income until such time as the hedged risk affects earnings. Ineffectiveness is included in earnings currently; the amount of ineffectiveness has not been material in any period or cumulatively. Under the terms of the swap, the Company is required to make a quarterly payment to the counterparty equal to the notional amount of the swap (which reduces over time and currently is $14.5 million) times a fixed rate of approximately 5%. In exchange, the Company receives a variable payment equal to the same notional amount times the current three-month LIBOR rate. The effect of the swap is to convert the portion of the variable rate term loan covered by the swap from a variable rate to a fixed rate of approximately 5% plus the interest margin required by the agreement (currently, the effective rate is approximately 8.5%). The carrying value of the swap, included in accrued expenses, is approximately $365,000 at April 28, 2002. The interest rate swap matures on March 31, 2004. The balance of the term loan not covered by the swap, $13.7 million on April 28, 2002, accrues interest at the relevant LIBOR rate plus 3.5% (adjusted weighted average rate of 5.83% on April 28, 2002).

Note 8 - Segment Related Information

         The Company considers its aluminum products to consist of one product group since they have similar characteristics such as the nature of the production processes, the type or class of customer and the methods used to distribute their products or provide their services. Also, the Company's chief decision-maker and management make decisions based on one product group. The Company has therefore included its products as one product group in one business segment.

Note 9 - New Accounting Pronouncements

         We have adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides guidance on the accounting for the acquisition of business. SFAS No. 142 provides guidance on the accounting for goodwill and other intangible assets and the allocation of purchase price to assets acquired. In addition, SFAS 142 mandates a fair value approach to assessing the potential impairment of goodwill and other intangibles with indeterminate lives and requires that a transitional assessment of impairment be completed within a short period after adoption. The Company adopted SFAS 142 in the first quarter of fiscal year 2002. At April 29, 2002, the Company carried approximately $28.3 million of goodwill on the balance sheet, which is no longer being amortized. The Company completed "Step One" of the transitional impairment test as required by SFAS 142 and concluded that goodwill impairment did not exist at the date of adoption of SFAS
142. As a result of adverse changes in the business climate, the Company conducted an annual impairment test as of June 1, 2002. An appraiser has been engaged to assist us in determining the indicated fair value of the Company as of June 1, 2002. Based on the preliminary results of this annual impairment test it appears that goodwill impairment does exist at this time. The Company will record the amount of impairment as a component of operating income in the third quarter of 2002. In addition to the requirement to measure impairment of goodwill on adoption, SFAS 142 also requires that amortization of goodwill and other intangibles with indeterminable lives cease as of the adoption date. Amortization of those assets will no longer be required, however, periodic tests of impairment will continue to be made.

The following reconciliation illustrates the impact that the adoption of SFAS No. 142 had on the Company's net income and earnings per share.

                                                              Quarter Ended                       Six Months Ended
                                                     -----------------------------          -----------------------------
                                                      April 28,          April 29,          April 28,           April 29,
                                                        2002               2001               2002                2001
                                                     ---------           ---------          ---------           ---------
Net (loss) income:
Reported net (loss) income                           $    (348)          $     708          $    (662)          $   1,606
Add: Goodwill amortization                                  --                 241                 --                 307
                                                     ---------           ---------          ---------           ---------
 Adjusted net (loss) income                          $    (348)          $     949          $    (662)          $   1,913
                                                     =========           =========          =========           =========

Basic earnings per share:
Reported net (loss) income                           $   (0.05)          $    0.10          $   (0.09)          $    0.23
 Add: Goodwill amortization                                 --                0.03                 --                0.04
                                                     ---------           ---------          ---------           ---------
 Adjusted net (loss) income                              (0.05)               0.13              (0.09)               0.27
                                                     =========           =========          =========           =========

Diluted earnings per share:
Reported net (loss) income                           $   (0.05)          $    0.09          $   (0.09)          $    0.21
Add: Goodwill amortization                                  --                0.03                 --                0.04
                                                     ---------           ---------          ---------           ---------
Adjusted net (loss) income                           $   (0.05)          $    0.12          $   (0.09)          $    0.25
                                                     =========           =========          =========           =========

Weighted average shares outstanding:
Basic                                                    7,110               7,078              7,109               6,954
Diluted                                                  7,147               7,539              7,201               7,483



     The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not anticipate the adoption of this standard will have a significant effect on the Company's consolidated financial statements.

     In November 2001, the Emerging Issues Task Force ("EITF") released Issue D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," which states that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statements of income. The Company does not anticipate that the adoption of EITF D-103 will have a material effect on the Company's consolidated financial statements.

     The FASB has also issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The Company believes that the adoption of SFAS 144 will not have a significant impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This quarterly report Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about the Company's business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including the following: changes in demand for the Company's products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing, excess or shortage of production capacity, compliance with covenants in the Company's loan documents, ability to meet principal payments under those loan documents and other risks discussed from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances which may take place after the date of this report.
         .
RESULTS OF OPERATIONS:

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

         Income From Continuing Operations. Income from continuing operations before extraordinary items for the second quarter of fiscal 2002 was $16,000, compared to income from continuing operations for the second quarter of fiscal 2001 of $708,000. The decrease in income from continuing operations of $692,000 is the result of decreases in sales and gross margin, which were partially offset by decreases in operating expenses.

         Sales. The Company's sales for the second quarter of fiscal 2002 decreased 29.0% to $13.9 million from $19.6 million for the same period of fiscal 2001 (which includes NNE sales). Although the Company does not prepare separate financial statements for the business previously conducted as NNE, management believes that sales declined in that business as well as in it's previously existing business. Management believes that the overall decrease in sales was due to continued reduced demand for the Company's products resulting from the weakness in the economy, particularly in the telecommunications, industrial controls, consumer electronics, microprocessors, construction and computer industries markets.

         Gross Profit. The Company's gross profit as a percentage of total revenues ("gross margin") for the second quarter of fiscal 2002 was 17.1% compared to 23.9% for the second quarter of fiscal 2001. The Company's gross margin decreased as a result of revenues decreasing by $5.7 million while fixed overhead expenses remained relatively unchanged. The Company has eliminated a number of indirect employees through layoffs but has not been able to reduce other costs such as depreciation, lease expense and insurance.

         Research and Development Expense. Research and development expenses for the quarter ended April 28, 2002 were $131,000 compared to $345,000 for the same period last year. The decrease was primarily due to the reduction in headcount and travel related expenses.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for the quarter ended April 28, 2002 were $1.6 million or 11.5% of sales. This compares to $2.5 million or 12.7% of sales, for the prior year quarter. SG&A expenses in absolute dollars decreased by $899,000 primarily due to decreases in goodwill amortization, commission expense and compensation costs. Decreases in goodwill amortization resulted from the Company's adoption of SFAS 142. Decreases in outside commission expense are due to lower sales. Decreases in compensation costs are a direct result of headcount reductions, which were necessitated by the reduced demand for the Company's products.

         Interest and Other Income (Net). Interest expense was $650,000 and $825,000 for the fiscal 2002 and 2001 quarters, respectively. This decrease was due to a lower average outstanding borrowing base resulting from a $6.2 million reduction in debt since January 28, 2001, offset slightly by higher interest rates required under the amended Credit Facility.

         Provision for Income Tax. Income from continuing operations for the second quarter of fiscal 2002 reflects an income tax provision of $4,000 compared to a $341,000 for the same period last year. The effective income tax rates for the second quarter of fiscal year 2002 and fiscal year 2001 were 20.0% and 38.4% respectively.

         Extraordinary Loss on the Early Extinguishment of Debt. The Company recorded a $364,000 charge, net of income taxes of $227,000, during the second quarter of fiscal 2002 related to the amendment of its credit agreement with its lenders. Components of this charge included amendment and waiver fees ($350,000), the fair value of warrants granted to the lenders ($148,000), and lender's legal fees ($93,000).

SIX MONTHS 2002 COMPARED TO SIX MONTHS 2001

         (Loss) Income Continuing From Operations. Loss from continuing operations before extraordinary items for the first six months of fiscal 2002 was $298,000, inclusive of a $181,000 income tax benefit compared to income from continuing operations before extraordinary items for the first six months of fiscal year 2001 of $1.9 million, inclusive of a $1.1 million income tax provision. The decrease in income from continuing operations before taxes of $3.4 million was due to reduced demand for the Company's products resulting from the weakness in the economy.

         Sales. The Company's sales for the first six months of fiscal 2002 decreased 25.9% to $26.5 million from $35.8 million for the same period of fiscal 2001 (which include NNE sales from January 9, 2001, the date of acquisition). Although the Company does not prepare separate financial statements for the business previously conducted as NNE, management believes that sales declined in that business as well as in its previously existing business. Management believes that this decrease was due to reduced demand for the Company's products resulting from the weakness in the economy, particularly in the telecommunications, industrial controls, consumer electronics, microprocessors, construction and computer industries markets.

         Gross Profit. The Company's gross margin for the first six months of fiscal 2002 was 15.7% compared to 25.9% for the same period last year. The Company's gross margin decreased as a result of revenues decreasing by $9.3 million while fixed overhead expenses remained relatively unchanged. The Company has eliminated a number of indirect employees through layoffs but has not been able to reduce other costs such as depreciation, lease expense and insurance.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for the six months ended April 28, 2002 were $3.1 million or 11.8% of sales. This compares to $4.8 million or 13.4% of sales, for the same period last year. SG&A expenses in absolute dollars decreased by $1.7 million primarily due to decreases in goodwill amortization, commission expense and compensation costs. Decreases in goodwill amortization resulted from the Company's adoption of SFAS 142. Decreases in outside commission expense are due to lower sales. Decreases in compensation costs are a direct result of headcount reductions, which were necessitated by the slow down in the economy.

         Interest and Other Income (Net). Interest expense was $1.3 million and $1.1 million for the first six months of fiscal 2002 and 2001, respectively. This change is primarily due to fluctuations in the amount of debt outstanding coupled with higher interest rates required under the amended Credit Facility.


         Provision for Income Tax. Income from continuing operations for the first six months of fiscal 2002 reflects a $181,000 income tax benefit compared to a $1.1 million income tax provision for the first six months of fiscal 2001. The effective income tax rates for the first six months of fiscal year 2002 and fiscal year 2001 were 37.8% and 36.3% respectively.

         Loss from Discontinued Operation. The Company recorded a $59,000 loss, net of income taxes, during the first six months of fiscal 2001 resulting from the sale of its subsystems business.

          Gain on Sale of Discontinued Operation. On November 17, 2000, Malco Technologies Group, Inc., ("Seller") a wholly-owned subsidiary of Alpha, pursuant to an asset purchase agreement, sold substantially all of its assets and subsystems business (the "Business") located in Colmar, Pennsylvania. The sale resulted in a gain of $207,000, net of income taxes.

         Effects of SFAS 142. The Company completed "Step One" of the transitional impairment test as required by SFAS 142 and concluded that goodwill impairment did not exist at the date of adoption of SFAS 142. As a result of adverse changes in the business climate, the Company conducted an annual impairment test as of June 1, 2002. An appraiser has been engaged to assist us in determining the indicated fair value of the Company as of June 1, 2002. Based on the preliminary results of this annual impairment test it appears that goodwill impairment currently exists and will range between $16 million and $20 million. The Company will record the amount of the impairment as a component of operating income in the third quarter of 2002. A material write-down of goodwill will affect the financial position and results of operations. The Company's Goodwill is $28.6 million and represents 37% of total assets. A write-down of this entire amount would result in a pre-tax negative $4 impact to earnings per share. In accordance with the provisions of SFAS 142, the Company did not record any goodwill amortization for the six months ended April 28, 2002. Goodwill amortization was $241,000, net of taxes or $.03 per share and $307,000, net of taxes or $.04 per share for the three and six months ended April 29, 2001, respectively.

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

         Under the Credit Agreement, the Company must meet certain financial and non-financial covenants. As of the fiscal year ended October 28, 2001 and the three months ended January 27, 2002, the Company did not meet certain financial covenants. On January 28, 2002 and March 12, 2002, Union Bank granted waivers to the Company and amended the Credit Agreement to revise certain financial covenants to levels that management believes the Company will be able to achieve on an ongoing basis and which waived certain events of non-compliance at October 28, 2001 and January 27, 2002. In addition, availability under the revolving loan facility was reduced from $15 million to $5 million, the expiration date for the revolving loan facility was amended from January 9, 2006 to June 30, 2003, and modifications were made to the remaining payment schedule on the term loan.

         Interest margins on the revolving loan facility and the term note increased by amounts ranging from 1/2% to 3/4% depending on the amount of financial leverage, and interest is now payable monthly. Fees paid to the lenders for the Amendments and Waivers, include the fair value of warrants to purchase Company stock granted to the lenders, totaled approximately $600,000 and were expensed at closing in accordance with the accounting prescribed for modifications of debt instruments in troubled situations.

         The amended Credit Agreement contains financial and other covenants with which the Company must comply. These covenants include limitations on the amount of financial leverage the Company can incur, minimum fixed charge coverage, limits on capital spending, required minimal amounts of net worth, and required levels of earnings before interest, taxes, depreciation and amortization. The maximum financial leverage ratio, which is calculated by dividing funded debt by EBITDA, must not exceed 5:30:1, 3:90:1 and 3:00:1 for the second quarter, third quarter and full year of fiscal

2002, respectively. The fixed charge coverage ratio, which is calculated by dividing fixed charges by EBITDA, must not exceed 1:00:1, 1:20:1 and 1:25:1 for the second quarter, third quarter and full year of fiscal 2002, respectively. Capital spending is limited to $500,000, $700,000, and $1.0 million for fiscal years 2002, 2003 and thereafter, respectively. Minimum Net Worth must be no less than $33,050,000 plus 75% of future Net Income plus 100% of the Net Proceeds of future Equity Offerings. This amount is reduced by Permitted Stock Repurchases and charges related to the issuance of warranty agreements in connection with the amended Loan Documents. The "Minimum Net Worth" covenant excludes goodwill write off, in accordance with the provisions of FAS 142, up to a maximum of $20 million. EBITDA must be no less than $2.4 million, $4.6 million and $7.0 million on an annual basis at the end of the second quarter, third quarter and full year of fiscal 2002, respectively. The Company is currently in full compliance with all of the financial covenants under the Credit Agreement.

         As of April 28, 2002, $3.0 million has been drawn on our revolving credit facility. Interest accrues on outstanding borrowings at LIBOR plus 3 1/2% (5 1/4% on April 28, 2002). There is also an unused line fee equal to 3/4% per annum. We may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.7 million at April 28, 2002) under the amended revolving credit facility. The amended revolving credit facility expires on June 30, 2003. On April 28, 2002, $28.2 million was outstanding on the term loan. On April 28, 2002, cash balance totaled approximately $1.4 million as compared to $2.7 million on October 28, 2001. For the six months ended April 28, 2002, $361,000 was provided by operating activities and $2.3 million was used by financing activities to pay the quarterly installment of its term loan. Net proceeds from the revolving loan facility totaled $800,000. Capital equipment purchases during the first six months of fiscal 2002 were $235,000 compared to $212,000 during the same period last year. The Company's capital equipment purchases are restricted by its credit agreement with its lenders and can not exceed $500,000 during fiscal 2002. The Company does not believe such restrictions will materially impact the Company's ability to increase sales. The equipment is not subject to rapid obsolescence and has the capability of handling significant increased volume.

         Under our Second Amended Loan Agreement, Alpha is required to make a principal payment to our lenders of $5.0 million or before June 28, 2002. The company plans to make such payment by effecting a sale and leaseback transaction with respect to its Pelham, NH facility. The company currently has two offers. The first offer is for $5 million and is subject to financing and signing of a definitive purchase and sale agreement and the execution of a lease. The second offer is for $4.25 million and is not subject to financing but is subject to the signing of a definitive purchase and sale agreement and the execution of a lease. Neither offer will be able to close by June 28, 2002, nor will the lower yield sufficient funds to make the full payment. Based on the current net book value of the facility, the company will recognize a loss on the transaction between $1.3 million and $2.1 million.

     We have asked the agent for the banks for an extension to complete this transaction as well as a reduction to the principal payment to an amount equal to our net proceeds from the transaction if the lower offer is executed. In the event that the banks do not grant our request, the Company would be in default and the banks could demand that all amounts due and outstanding under the Loan Agreements become immediately due and payable.

     If the lower offer is accepted and the banks grant an extension on the sale of the Pelham facility but do not reduce our required principal payment due on June 28, 2002, the Company believes it will have not have sufficient on hand cash to fund the difference between the net proceeds due and the final purchase price of the Pelham facility, and to make its required $750,000 principal payment at the end of July, and not be in default of certain financial covenants under the amended Loan Agreements. If this occurs, the Company would be in default and the banks could demand that all amounts due and outstanding under the Loan Agreements become immediately due and payable.

     In the event that the banks grant both an extension on the sales leaseback transaction and a reduction in the $5.0 million principal payment, management believes that it will have adequate cash to meet its lenders and other creditor obligations and will comply with all of its covenants at the end of its third fiscal quarter.

         Furthermore, due to the nature of our business, our lead-times to ship product from the date of order ranges from two to six weeks for the majority of our business. Therefore, due to the short-term nature of our backlog and the uncertainty of our economy, management is unable to accurately predict sales levels for future quarters. At current business levels, the Company believes that it can continue to make the necessary future debt payments ($750,000 in the third and fourth fiscal quarter and $1.2 million at the end of each fiscal quarter of fiscal year 2003), but may be in default of certain financial covenants in fiscal quarter four and beyond. The revised covenants under the amended credit agreement assume that there would be improved demand for the Company's products resulting in increased sales and profitability. There are no assurances that this increase will take place.

         Working capital on April 28, 2002 was $4.9 million as compared to a negative balance of $18.1 million on October 28, 2001. Working capital on October 28, 2001, excluding $25.9 million of long-term debt classified as current liability due to the Company's non-compliance with certain financial covenants, totaled approximately $7.7 million. Decreases in cash and accounts receivable and increases in current maturities of debt were partially offset by increases in inventories and decreases in accrued compensation and other accrued liabilities. Assuming the bank grants the requested waivers discussed above, we believe that our available cash and future cash flow from operations will be sufficient to fund the Company's operations in the near-term.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of April 28, 2002, $3 million has been drawn on our revolving credit facility. Interest accrues on outstanding borrowings at LIBOR plus 3 1/2% (5 1/4% on April 28, 2002). There is also an unused line fee equal to 3/4% per annum. We may borrow up the lesser of $5 million or 60% of eligible accounts receivable ($4.7 million at April 28, 2002) under the amended revolving credit facility. The amended revolving credit facility expires on June 30, 2003. At current borrowing levels, a 1% increase in interest rates in our variable rate revolving credit facility would increase annual interest expense by approximately $30,000.

         On April 28, 2002, $28.2 million was outstanding on the term loan. On April 2, 2001, the Company, as required by our loan agreement, entered into an interest rate swap agreement to manage its interest rate risk. This risk is defined, as the risk that cash flows required under the term loan agreement for interest will vary. The swap is carried on the balance sheet at its estimated fair value, based on a third party appraisal. The swap is being accounted for as a cash flow hedge and, to the extent the swap is effective as a hedge, gains or losses on the swap are carried in other comprehensive income until such time as the hedged risk affects earnings. Ineffectiveness is included in earnings currently; the amount of ineffectiveness has not been material in any period or cumulatively. Under the terms of the swap, the Company is required to make a quarterly payment to the counterparty equal to the notional amount of the swap (which reduces over time and currently is $14.5 million) times a fixed rate of approximately 5%. In exchange, the Company receives a variable payment equal to the same notional amount times the current three-month LIBOR rate. The effect of the swap is to convert the portion of the variable rate term loan covered by the swap from a variable rate to a fixed rate of approximately 5% plus the interest margin required by the agreement (currently, the effective rate is approximately 8.5%). The carrying value of the swap is approximately $365,000 at April 29, 2002. The interest rate swap matures on March 31, 2004. The balance of the term loan not covered by the swap, $13.7 million on April 28, 2002, accrues interest at the relevant LIBOR rate plus 3.5% (adjusted weighted average rate of 5.83% on April 28, 2002). At current borrowing levels, a 1% increase in interest rates in our variable rate term debt would increase annual interest expense by approximately $137,000.

         The principal raw material used in thermal management products is aluminum. Raw materials represent a significant portion of the cost of Alpha's products. Prices for raw materials are based on market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Although thermal management products are generally shipped within 60 days following the order date, increases in raw materials prices cannot always be reflected in product sales prices. All raw materials are readily available from multiple suppliers at competitive prices. Alpha does not believe its risk in respect to raw materials price volatility is significant since the raw materials for an order are usually purchased within a short period of time after the order is accepted.

PART II  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders on April 24, 2002, at which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:

                          -------------------------------------
                              Voted For           Withheld
                          ------------------  -----------------

Marshall D. Butler            5,989,989            208,470
Lawrence Butler               6,155,671             42,788
Richard E. Gormley            6,144,937             53,522
Donald K. Grierson            5,991,288            207,171
Frederic A. Heim              5,845,898            352,561
Robert C. Streiter            6,152,421             46,038

Proposal #2 - Approve amendments to the Company's 1994 Stock Option Plan.

For                           5,623,411
Against                         502,471
Abstained                        72,577
Broker Non Votes                374,888

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

           11.1 Statement re Computation of Per Share Earnings for the quarter and six months ended April 28, 2002 and April 27, 2001.

           99.1 Table showing the impact on earning and earnings per share by adopting SFAS 142 for the fiscal years ended October 28, 2001, October 29, 2000 and October 31,1999.

(b)      Reports on Form 8-K

         1. Filed Form 8-K, dated May 9, 2002, reporting under Item 4. Changes in Registrant's Certifying Accountant and Item 7. Financial Statements and Exhibits.


         2. Filed Form 8-K/A-1 dated June 11, 2002 amending Form 8-K dated May 9, 2002 reporting under Item 4. Changes in Registrant's Certifying Accountant and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               ALPHA TECHNOLOGIES GROUP, INC.
                               -------------------------------
                               (Registrant)



Date:  June 12, 2002           By:  /s/ Lawrence Butler
       ----------------             -------------------------------------
                                    Lawrence Butler
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)





Date:  June 12, 2002           By:  /s/ James J. Polakiewicz
       ----------------             -------------------------------------
                                    James J. Polakiewicz
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT


 11.1 Statement re Computation of Per Share Earnings for the quarter and six months ended April 28, 2002 and April 27, 2001.

 99-1       Impact of Adopting SFAS No. 142