Form 10-K/A
period 2001-10-28
ALPHA TECHNOLOGIES GROUP INC
filed 2002-06-28
CIK 710807

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 29, 2001 as set forth in the pages attached hereto:

     Item 14(a)(3)       Exhibits.

     Exhibit 99.1        Annual Report on Form 11-K for the
                         fiscal year ended December 31, 2001 for the ATGI 401(k) Plan


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        ALPHA TECHNOLOGIES GROUP, INC.



                                        By: /s/ James J. Polakiewicz
                                           ------------------------------------
                                           James J. Polakiewicz
                                           Principal Accounting Officer

Dated: June 28, 2002

                                  EXHIBIT INDEX

                                                                    Sequentially
Exhibit                                                                 Numbered
Number         Description of Exhibit                                       Page

99.1           Annual Report on Form 11-K for the year ended                   4
               December 31, 2001 for the ATGI 401K PLAN