Form 10-Q
period 2002-07-28
ALPHA TECHNOLOGIES GROUP INC
filed 2002-09-11
CIK 710807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 28, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     76-0079338
--------------------------------                     -------------------
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.03 par value                          7,110,336
   ----------------------------                          ---------
            Class                               Outstanding at August 31, 2002

                         ALPHA TECHNOLOGIES GROUP, INC.
                                    FORM 10-Q
                                  JULY 28, 2002

                                TABLE OF CONTENTS


                                                                        Page No.

Part I. Financial Information

     Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets July 28, 2002
               and October 28, 2001                                       3

             Condensed Consolidated Statements of Operations
               Three Months and Nine Months Ended July 28, 2002
               and July 29, 2001                                          4

             Condensed Consolidated Statements of Comprehensive
               (Loss) Income Three Months and Nine Months Ended
               July 28, 2002 and July 29, 2001                            5

             Condensed Consolidated Statements of Cash Flow
               Nine Months Ended July 28, 2002 and July 29, 2001          6

             Notes to Condensed Consolidated Financial Statements         7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       14

     Item 3. Quantitative and Qualitative Disclosures About Market
               Risk                                                      20

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                            22

Signatures                                                               23

Certifications                                                           24

                         ALPHA TECHNOLOGIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share-Related Data)
                                   (Unaudited)

                                                                      July 28,      October 28,
                                                                        2002           2001
                                                                      --------      -----------
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                                        $    492       $  2,701
     Accounts receivable, net                                            8,504          9,317
     Inventories, net                                                    8,473          8,049
     Prepaid expenses                                                    1,619          1,771
                                                                      --------       --------
          Total current assets                                          19,088         21,838

PROPERTY AND EQUIPMENT, net                                             22,076         24,531

GOODWILL, net                                                           12,980         28,582

OTHER ASSETS, net                                                        8,324          2,500
                                                                      --------       --------
             TOTAL ASSETS                                             $ 62,468       $ 77,451
                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                 $  3,916       $  4,522
     Accrued compensation and related benefits                             870          1,000
     Other accrued expenses                                                992          1,833
     Current portion of long-term debt                                   9,350         32,600
                                                                      --------       --------
          Total current liabilities                                     15,128         39,955

REVOLVING CREDIT FACILITY                                                2,200             --

LONG-TERM DEBT, Net of current portion                                  18,050             --

OTHER LONG-TERM LIABILITIES                                                518            626
                                                                      --------       --------
          Total liabilities                                             35,896         40,581

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; 180,000 shares authorized;
       no shares issued or outstanding                                      --             --
     Common stock, $.03 par value; 17,000,000 shares authorized;
       8,529,826 shares issued and outstanding at July 28, 2002
       and October 28, 2001                                                256            256
     Additional paid-in capital                                         47,060         46,895
     Accumulated deficit                                               (14,537)        (4,042)
     Accumulated other comprehensive (loss)                               (313)          (345)
     Treasury stock, at cost (1,419,490 common shares at
       July 28, 2002 and October 28, 2001.)                             (5,894)        (5,894)
                                                                      --------       --------
             TOTAL STOCKHOLDERS' EQUITY                                 26,572         36,870
                                                                      --------       --------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 62,468       $ 77,451
                                                                      ========       ========


            See notes to condensed consolidated financial statements

                         ALPHA TECHNOLOGIES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                 Three Months Ended            Nine Months Ended
                                                               -----------------------       -----------------------
                                                               July 28,       July 29,       July 28,       July 29,
                                                                 2002           2001           2002           2001
                                                               --------       --------       --------       --------
SALES                                                          $ 15,258       $ 16,655       $ 41,778       $ 52,453
COST OF SALES                                                    12,768         14,120         35,119         40,658
                                                               --------       --------       --------       --------
     Gross profit                                                 2,490          2,535          6,659         11,795
                                                               --------       --------       --------       --------
OPERATING EXPENSES
     Research and development                                       129            217            372            791
     Selling, general and administrative                          1,540          2,128          4,678          6,940
     Goodwill impairment charge                                  15,602             --         15,602             --
     Restructuring and other non recurring charges                   --            222             --            222
                                                               --------       --------       --------       --------
          Total operating expenses                               17,271          2,567         20,652          7,953
                                                               --------       --------       --------       --------
OPERATING (LOSS) INCOME                                         (14,781)           (32)       (13,993)         3,842

INTEREST EXPENSE                                                   (627)          (741)        (1,912)        (1,856)

OTHER INCOME, net                                                     8            100             26            257
                                                               --------       --------       --------       --------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES       (15,400)          (673)       (15,879)         2,243

(BENEFIT) PROVISION  FOR INCOME TAXES                            (5,567)          (247)        (5,748)           811
                                                               --------       --------       --------       --------

(LOSS) INCOME  FROM CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEM                                        (9,833)          (426)       (10,131)         1,432

LOSS FROM DISCONTINUED OPERATION, net of applicable taxes            --             --             --            (59)

GAIN ON SALE OF DISCONTINUED OPERATION, net of applicable            --             --             --            207
taxes

EXTRAORDINARY LOSS, EARLY EXTINGUISHMENT OF DEBT, net of
applicable taxes                                                     --             --           (364)          (400)
                                                               --------       --------       --------       --------
NET (LOSS) INCOME                                              $ (9,833)      $   (426)      $(10,495)      $  1,180
                                                               ========       ========       ========       ========
EARNINGS PER COMMON SHARE
     BASIC
        (Loss) income from continuing operations               $  (1.38)      $  (0.06)      $  (1.43)      $   0.20
        Loss from discontinued operation                             --             --             --          (0.01)
        Gain on sale of discontinued operation                       --             --             --           0.03
        Extraordinary loss, early extinguishment of debt             --             --          (0.05)         (0.06)
                                                               --------       --------       --------       --------
                Net (loss) income                              $  (1.38)      $  (0.06)      $  (1.48)      $   0.17
                                                               ========       ========       ========       ========
     DILUTED
        (Loss) income from continuing operations               $  (1.38)      $  (0.06)      $  (1.43)      $   0.19
        Loss from discontinued operation                             --             --             --          (0.01)
        Gain on sale of discontinued operation                       --             --             --           0.03
        Extraordinary loss, early extinguishment of debt             --             --          (0.05)         (0.05)
                                                               --------       --------       --------       --------
                  Net (loss) income                            $  (1.38)      $  (0.06)      $  (1.48)      $   0.16
                                                               ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING
             Basic                                                7,109          7,083          7,110          7,006
             Diluted                                              7,109          7,083          7,110          7,497

            See notes to condensed consolidated financial statements

                         ALPHA TECHNOLOGIES GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                         Three Months Ended          Nine Months Ended
                                                                        ---------------------     -----------------------
                                                                        July 28,     July 29,     July 28,       July 29,
                                                                         2002          2001         2002           2001
                                                                        --------     --------     --------       --------
NET (LOSS) INCOME                                                       $(9,833)      $(426)      $(10,495)      $ 1,180

OTHER COMPREHENSIVE (LOSS) INCOME
  Change in value of interest rate swap, (net of applicable taxes)          (70)       (137)            32          (137)
                                                                        -------       -----       --------       -------

COMPREHENSIVE (LOSS) INCOME                                             $(9,903)      $(563)      $(10,463)      $ 1,043
                                                                        =======       =====       ========       =======


            See notes to condensed consolidated financial statements

                         ALPHA TECHNOLOGIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                     Nine Months Ended
                                                                   -----------------------
                                                                   July 28,       July 29,
                                                                     2002           2001
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                             $(10,495)      $  1,180
     Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
          Depreciation and amortization                               2,835          3,549
          Goodwill impairment charge                                 15,602             --
          Gain on sale of discontinued operation                         --           (207)
          Gain on sale of equipment                                      --            (63)
          Extraordinary loss on early extinguishment of debt            590            400
          Deferred stock compensation expense                            10              9
          Deferred income taxes                                      (5,948)         1,059
          Net cash provided by discontinued operations                   --            131
          Changes in assets and liabilities:
            Accounts receivable                                         813          4,809
            Inventories                                                (424)           207
            Prepaid expenses                                            152             24
            Accounts payable                                           (606)        (2,593)
            Accrued compensation and related benefits                  (130)        (1,025)
            Other liabilities                                          (915)          (691)
                                                                   --------       --------
          Net cash provided by operating activities                   1,484          6,789

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                     --            110
     Purchase of property and equipment, net                           (369)        (1,082)
     Expenditures for business acquisitions                              --        (49,551)
     Proceeds from business divestitures                                 --          2,200
     Decrease in other assets                                            18            163
                                                                   --------       --------
          Net cash used in investing activities                        (351)       (48,160)
                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                              8             35
     Proceeds from stock rights offering                                 --          1,800
     Payments for debt  issue costs                                    (350)        (1,327)
     Proceeds from revolving credit lines                                --          7,200
     Payments on revolving credit lines                                  --         (5,000)
     Proceeds from issuance of long-term debt                            --         35,000
     Payments on long-term debt                                      (3,000)        (6,661)
                                                                   --------       --------
          Net cash (used in) provided by financing activities        (3,342)        31,047
                                                                   --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (2,209)       (10,324)
CASH AND CASH EQUIVALENTS, beginning of period                        2,701         12,364
                                                                   --------       --------
CASH AND CASH EQUIVALENTS, end of period                           $    492       $  2,040
                                                                   ========       ========
NON CASH ACTIVITY:
     Issuance of warrants related to debt extinguishment           $    148       $     --
                                                                   ========       ========



            See notes to condensed consolidated financial statements

                         ALPHA TECHNOLOGIES GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Alpha Technologies Group, Inc. (The "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the Company's condensed consolidated financial statements, have been included. The results for the three and nine months ended July 28, 2002 are not necessarily indicative of results for the full year ending October 27, 2002.

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

Business

     The Company designs, extrudes, fabricates and sells thermal and non thermal management products for use in a variety of industries including automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace, defense, microprocessor and computer industries. The Company extrudes aluminum for its use in the production of thermal management products and sells aluminum extrusions to a variety of industries including the construction, sporting goods and other leisure activity markets.

Revenue Recognition and Allowance for Sales Return and Doubtful Accounts

     The Company recognizes revenues when (1) persuasive evidence of an arrangement exists, (2) products and services have been delivered to the ultimate customers, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. The Company's shipping terms are generally FOB shipping point.

     Reserve for sales returns are provided in the period in which the related sale is recognized. Allowances for doubtful accounts are provided when an account receivable is considered uncollectible. Adjustments to the allowance and reserve accounts are made, when necessary, as new information becomes available.

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

Risk Management and Hedging Activity

     The Company's current risk management strategies include the use of an interest rate swap (see Note 7) to hedge against its interest rate risk. The interest rate swap is designated as a cash flow hedge and is carried on the balance sheets at fair value. The Company evaluates its interest rate swap each quarter to determine if it is effective. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," the effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivables, accounts payables, accrued expenses, debt instruments and interest rate swap (see Note 7). The interest rate swap was entered into to manage the Company's interest rate risk. The interest rate swap effectively fixes the interest rate on 50% of the outstanding term loan at 8.47%. The interest rate swap is stated at fair value which was approximately $478,000 and $522,000 at July 28, 2002 and October 28, 2001, respectively, and is included in other long-term liabilities on the accompanying balance sheets. For all other financial instruments, the carrying value approximated their fair value due to the short-term nature and the variable rate features of these financial instruments.

Cash and Cash Equivalents

     Cash and cash equivalents include cash, money market accounts and other highly liquid investments with remaining maturities of three months or less when purchased.

Inventories

     Inventories are stated at the lower of cost or market and are priced using the first-in, first-out method.

Property and Equipment

     The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of such assets, ranging from three to fifteen years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the leased assets.

Goodwill and Long-Lived Assets

     The Company performs impairment analyses of its long-lived assets whenever events and circumstances indicate that they may be impaired. The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other acquired intangible assets. In addition, SFAS No. 142 mandates a fair value approach to assessing the potential impairment of goodwill and other intangibles with indeterminable lives. The Company adopted SFAS No. 142 in the first quarter of fiscal year 2002. The Company conducted its initial annual impairment test as of June 1, 2002 and concluded that approximately $15.6 million should be recorded as an impairment charge. This impairment has been reported as a component of operating expenses in the quarter ended July 28, 2002. Goodwill on the Company's balance sheet has been reduced from $28.6 million at October 28, 2001 to $13.0 million at July 28, 2002.

Other Reserves

     We establish reserves for potential liabilities, such as environmental claims, product liability, litigation, and product warranty costs when it is probable that a liability exists and the amount can be reasonably estimated.

Note 3 - Acquisitions

     On January 9, 2001, we purchased all of the outstanding common stock of National Northeast Corporation ("NNE") from Mestek, Inc. (the "Seller"). NNE was engaged in the thermal management and aluminum extrusion business in Pelham, New Hampshire. NNE is now fully integrated into and operates as part of Wakefield Thermal Solutions, Inc., a wholly owned subsidiary of the Company. We do not maintain separate books and records or financial statements for the business formerly conducted by NNE.

     The following unaudited proforma financial information was prepared based on historical operations, and is not necessarily indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the period presented, or of future results of operations of the combined companies. Such proforma financial information does not include any savings that the Company expects to achieve as a result of the combination. Sales reflect the effect of accounting for its subsystems business as a discontinued operation.

PROFORMA RESULTS

(In thousands, except per share data)                                Three Months    Nine Months
                                                                         Ended          Ended
                                                                     July 29, 2001   July 29, 2001
                                                                     -------------   -------------
Sales                                                                   $ 16,655       $58,505
Income from continuing operations before interest and taxes             $    (32)      $ 4,169

(Loss) income from continuing operations before extraordinary item      $   (426)      $ 1,287
(Loss) earnings per share (basic)                                       $  (0.06)      $  0.18
(Loss) earnings per share (diluted)                                     $  (0.06)      $  0.17

Note 4 - Inventories

Inventories consisted of the following on        July 28,     October 28,
(In thousands):                                    2002          2001
                                                 --------     -----------
Raw materials and components                     $ 2,940       $ 2,871
Work in process                                    3,911         3,960
Finished goods                                     2,378         2,081
                                                 -------       -------
                                                   9,229         8,912
Valuation allowance                                 (756)         (863)
                                                 -------       -------
                                                 $ 8,473       $ 8,049
                                                 =======       =======

Note 5 - Discontinued Operations

     On November 17, 2000, Malco Technologies Group, Inc., a wholly-owned subsidiary of the Company, pursuant to an asset purchase agreement, sold substantially all of the assets and the subsystems business (the "Discontinued Business") located in Colmar, Pennsylvania, to a privately owned company (the "Buyer"). The sale included Malco's accounts receivable, inventory, machinery, equipment, tools, business machines, office furniture and fixtures and certain intangibles including but not limited to customer lists, trade names and engineering designs and the agreement by the Company not to engage in any business, directly or indirectly, that competes with Malco for three years. As a result of the sale, Alpha received $2.2 million in cash plus a three-year, 12% note for $300,000 and the Buyer assumed certain payables and liabilities of the Discontinued Business. The purchase price was a negotiated amount between the Buyer and the Company.

     All assets and liabilities of the Discontinued Business were transferred to the Buyer at the closing, and there are no assets or liabilities related to the Discontinued Business included in the consolidated balances at July 28, 2002 and October 28, 2001. Operating loss from the Discontinued Business and gain on the sale are reflected in the accompanying statements of operations for the nine months ended July 29, 2001

Note 6 - Restructuring Costs

     In response to the decline in demand for the Company's products resulting from the economic downturn in the markets served by the Company's products, the Company took significant actions to reduce operating expenses and incurred restructuring costs totaling $822,000 in fiscal 2001. Such restructuring costs consisted of severance costs ($257,000) and a non-cancelable lease commitment on an unused administrative facility ($565,000). The following summarizes the changes in the restructuring cost liability since October 28, 2001.

Restructuring Charges               Lease
(In thousands)                    Commitment  Severance    Total
                                  ----------  ---------    -----
Balance October 28, 2001            $ 532       $ 69       $ 601
Payments made                         (47)        (8)        (55)
                                    -----       ----       -----
Balance January 27, 2002              485         61         546
Payments made                        (167)       (31)       (198)
                                    -----       ----       -----
Balance April 28, 2002                318         30         348
Payments made                         (26)       (30)        (56)
                                    -----       ----       -----
Balance July 28, 2002               $ 292       $ --       $ 292
                                    =====       ====       =====

Note 7 - Debt and Revolving Credit Facilities

Revolving Credit Facilities and Term Debt consisted of the following on             July 28,     October 28,
(In thousands):                                                                       2002           2001
                                                                                    --------     -----------
Variable-rate revolving credit facility (interest rate of 5.32% at July 28,
   2002), interest payable monthly, principal is
    repaid and re-borrowed based on cash requirements ...........................   $  2,200       $  2,200

Variable-rate term notes (interest rate of 5.88% on $3.7 million and 5.36% on
   $9.3 million at July 28, 2002) , interest is payable monthly,
  principal is payable quarterly                                                      12,900         15,150

Variable-rate term note under swap agreement ( interest rate of
   8.47% at July 28, 2002) , interest and principal are payable quarterly             14,500         15,250
                                                                                    --------       --------
                                                                                      29,600         32,600
Less current portion ............................................................     (9,350)       (32,600)
                                                                                    --------       --------
                                                                                    $ 20,250       $     --
                                                                                    ========       ========

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with several banks and other financial institutions ("the Lenders"). The Credit Agreement consisted of a revolving credit facility and a term loan. Borrowings under the Credit Agreement are secured by a first lien on and the assignment of all of the Company's assets. Under the Credit Agreement, the Company must meet certain covenants. During the fiscal year ended October 28, 2001 and during the three months ended January 27, 2002, the Company did not meet certain financial covenants. As a result, all outstanding loan balances under the Credit Agreement were classified as current liabilities at October 28, 2001.

     On January 28, 2002, the Lenders amended the Credit Agreement to revise certain financial covenants and waive certain events of non-compliance at October 28, 2001 and January 27, 2002. Under this first amendment to the Credit Agreement, interest on the revolving credit facility and the term note increased by rates ranging from .5% to .75% depending on the amount of financial leverage. Interest is now payable monthly on the revolver and the portion of the term loan that is not covered by the swap agreement. Interest on the portion of the term loan that is covered by the swap agreement is payable quarterly. In addition, availability under the revolving credit facility was reduced from $15 million to $5 million, the expiration date for the revolving credit facility was amended from January 9, 2006 to June 30, 2003, and modifications were made to the remaining payment schedule on the term loan.

     On March 12, 2002, the Company and its Lenders entered into a second amendment to the Credit Agreement, which amended certain financial and other covenants. It also required the Company to make a $5 million principal payment on June 28, 2002 which the Company contemplated making from the sale or refinancing of the Company's Pelham, New Hampshire facility. Fees paid to the Lenders for the January 28, 2002 and March 12, 2002 amendments to the Credit Agreement, including the fair value of warrants to purchase the Company's common stock, totaled approximately $600,000 and were expensed during the second quarter.

     On June 28, 2002, the Company did not make the $5 million principal payment as a result of its inability to complete a sale and leaseback transaction by that date. On July 24, 2002, the Company and its Lenders entered into a third amendment to the Credit Agreement, by which the $5.0 million payment due on June 28, 2002 was delayed until September 30, 2002; the

Company was allowed to satisfy the difference between the $5.0 million obligation and the proceeds from the sale and leaseback transaction with additional borrowings from its revolving credit facility; the date by which warrants granted pursuant to the Second Amended Credit Agreement must be registered, was delayed to February 4, 2003; loan covenants were adjusted to reflect the impact on EBITDA of the Company's most recent financial projections as well as the sale and leaseback transaction. Fees paid to the Lenders for the third amendment to the Credit Agreement totaled approximately $66,000 and are being amortized over the remaining life of the loan.

     Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (5.32% on July 28, 2002) and expires on June 30, 2003. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.9 million at July 28, 2002), as defined by the Amended Credit Agreement. As of July 28, 2002, $2.2 million has been drawn and is outstanding on the revolving credit facility. A portion of the outstanding term loan ($14.5 million on July 28, 2002) is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $12.9 million on July 28, 2002, consists of two notes which accrue interest at the relevant LIBOR rate plus 3.5% (5.88% on $3.7 million and 5.36% on $9.2 million on July 28, 2002).

     The Company, as required by the Amended Credit Agreement utilizes an interest rate swap (the "swap") to hedge against its interest rate risk. The swap is designated as a cash flow hedge and is carried on the balance sheets at fair value. The effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred. The amount of ineffectiveness has not been material to date. The effect of the swap is to convert the interest rate on the hedged loan from a variable rate as described above to a fixed rate of 8.47%. The swap matures on March 31, 2004.

     Future minimum principal payments on the revolving credit facilities and the term loans under the Amended Credit Agreement are as follows:

                          In thousands
                          ------------
                    2002   $  5,750
                    2003      7,000
                    2004      6,000
                    2005      7,200
                    2006      3,650
                           ---------
                           $ 29,600
                           =========

Note 8 - Segment Related Information

     We have one operating segment, thermal management products. We derive substantially all of our operating revenue from the sale and support of one group of products and services with similar characteristics such as the nature of the production processes, the type and class of customers, and the methods of distribution. Substantially all of our assets are located within the United States. In addition, the Company's chief decision-maker and management make decisions based on one product group.

Note 9 - New Accounting Pronouncements

         The Company had adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations be accounted for using the purchase method. Under SFAS No. 142, goodwill and certain intangible assets with indefinite useful lives will no longer be amortized. Instead, these assets will be reviewed for impairment on an annual basis. As discussed in Note 2, the Company recorded an impairment charge against goodwill totaling $15.6 million in July 2002. As of July 28, 2002, the net carrying value of the Company's goodwill totaled $13.0 million. Amortization expense totaled approximately $1.3 million for the fiscal year ended October 28, 2001. No amortization expense was recorded for the three and nine months ended July 28, 2002 as a result of the Company's adoption of SFAS No. 142.

The following reconciliation summarizes the impact that the adoption of SFAS No. 142 had on the Company's net (loss) income and earnings per share.


(In thousands, except per share data)             Three Months Ended            Nine Months Ended
                                              ----------------------------  ---------------------------
                                                July 28,       July 29,       July 28,      July 29,
                                                  2002           2001           2002          2001
                                              -------------- -------------  ------------- -------------
Net (loss) income:
Net (loss) income, as reported                     $ (9,833)       $ (426)     $ (10,495)      $ 1,180
Add: Goodwill amortization (1)                            -           247              -           565
        Goodwill impairment charge (1)                9,954             -          9,954             -
                                              -------------- -------------  ------------- -------------
 Adjusted net income (loss)                           $ 121        $ (179)        $ (541)      $ 1,745
                                              ============== =============  ============= =============

Basic earnings per share:
Net (loss) income, as reported                      $ (1.38)      $ (0.06)       $ (1.48)       $ 0.17
Add: Goodwill amortization (1)                            -          0.03              -          0.08
        Goodwill impairment charge (1)                 1.40                         1.40             -
                                              -------------- -------------  ------------- -------------
 Adjusted net income (loss)                          $ 0.02       $ (0.03)       $ (0.08)       $ 0.25
                                              ============== =============  ============= =============

Diluted earnings per share:
Net (loss) income, as reported                      $ (1.38)      $ (0.06)       $ (1.48)       $ 0.16
Add: Goodwill amortization (1)                            -          0.03              -          0.08
        Goodwill impairment charge (1)                 1.40                         1.40             -
                                              -------------- -------------  ------------- -------------
 Adjusted net income (loss)                          $ 0.02       $ (0.03)       $ (0.08)       $ 0.24
                                              ============== =============  ============= =============

Weighted average shares outstanding:

Basic                                                 7,109         7,083          7,110         7,006
Diluted                                               7,109         7,083          7,110         7,497


Note (1) - Net of applicable taxes

     FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not anticipate that the adoption of this standard will have a significant effect on the Company's consolidated financial statements.

     In November 2001, the Emerging Issues Task Force ("EITF") released Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," which states that reimbursements received for out-of-pocket expenses incurred should be reported as revenue in the statements of operations. The Company does not anticipate that the adoption of EITF 01-14 will have a material effect on the Company's consolidated financial statements.

     FASB has also issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective January 1, 2002. SFAS No. 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The Company believes that the adoption of SFAS No.144 will not have a significant impact on its financial statements.

     In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about the Company's business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including the following: changes in demand for the Company's products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing, excess or shortage of production capacity, compliance with covenants in the Company's loan documents, ability to meet principal payments under those loan documents and other risks discussed from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances which may take place after the date of this report.

CRITICAL ACCOUNTING POLICIES:

     The Company recognizes revenues when (1) persuasive evidence of an arrangement exists, (2) products and services have been delivered to the ultimate customers, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. The Company's shipping terms are generally FOB shipping point.

     Reserve for sales returns are provided in the period in which the related sale is recognized. Allowances for doubtful accounts are provided when an account receivable is considered uncollectible. Adjustments to the allowance and reserve accounts are made, when necessary, as new information becomes available.

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

RESULTS OF OPERATIONS:

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

     Loss From Operations. Loss from continuing operations before extraordinary items for the third quarter of fiscal 2002 was $9.8 million (which includes goodwill impairment, under SFAS No. 142, of $15.6 million) compared to a loss of $426,000 for the third quarter of fiscal 2001. Operating results for the third quarter of fiscal 2002, excluding the goodwill impairment charge of $15.6 million ($10.0 million, net of tax), was income of $121,000. Operating results for the third quarter of fiscal 2001 excluding restructuring and other non-recurring charges of $222,000 ($141,000, net of tax) and goodwill amortization of $390,000 ($247,000, net of tax) was a loss of $38,000. Decreases in operating expenses and slightly higher profit margins on lower sales volumes were the primary causes of this increase in income.

     Sales. The Company's sales for the third quarter of fiscal 2002, which include NNE sales, decreased by 8.4% to $15.3 million from $16.7 million for the same period in fiscal 2001. Although the Company does not prepare separate financial statements for the business previously conducted as NNE, management believes that sales declined in both the NNE business as well as in its previously existing business. Management believes that the overall decrease in sales was due to continued reduced demand for the Company's products resulting from the weakness in the economy, particularly in the computer, networking, telecom and industrial controls markets.

     Gross Profit. The Company's gross profit as a percentage of total revenues ("gross margin") for the third quarter of fiscal 2002 was 16.3% compared to 15.2% for the third quarter of fiscal 2001. This improvement is a direct result of the Company's cost cutting measures over the past year. These measures included employee layoffs, tight expense controls and improved factory efficiencies. Despite these improvements, gross profit in absolute dollars decreased by $45,000 as a result of revenues decreasing by $1.4 million.

     Research and Development. Research and development expenses for the quarter ended July 28, 2002 were $129,000 compared to $217,000 for the same period last year. The decrease was primarily due to the reduction in headcount and travel related expenses.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses for the quarter ended July 28, 2002 were $1.5 million or 10.1% of sales as compared to $2.1 million or 12.8% of sales, for the same quarter in fiscal 2001. SG&A expenses in absolute dollars decreased by $588,000 from fiscal 2001 due primarily to decreases in goodwill amortization, rent expense, commission expense and compensation costs offset by increases in legal and audit fees. Decreases in goodwill amortization was the result of the Company's adoption of SFAS No. 142. Rent expense decreased due to the vacating and subsequent sublease of the Company's administrative offices located in Beverly, Massachusetts. Decreases in commission expense is due to a reduction in the number of outside independent sales representatives utilized by the Company as well as a reduction in the commission rate paid to these representatives. Decreases in compensation costs is the direct result of headcount reductions.

     Goodwill Impairment Charges. The Company recorded a $15.6 million ($10.0 million, net of tax) goodwill impairment charge in the third quarter of fiscal 2002.

     Interest Expense and Other Income (net). Interest expense was $627,000 and $741,000 for the third quarter of fiscal 2002 and 2001 respectively. This decrease was due to a lower average outstanding borrowing base resulting from a $4.6 million reduction in debt since July 2001, offset slightly by higher interest rates required under the amended Credit Facility. Other income (net) was $8,000 for the current fiscal quarter compared to $100,000 for the same period last year. The decrease in other income (net), was due to lower interest income associated with a lower cash balances on hand during the quarter ended July 28, 2002.

     Benefit for Income Taxes. Benefit for income taxes was $5.6 million in the third quarter of fiscal 2002 as compared to $247,000 for the same period last year. The effective income tax rates for the third quarter of fiscal year 2002 and fiscal year 2001 were 36.1% and 36.7%, respectively.

NINE MONTHS 2002 COMPARED TO NINE MONTHS 2001

     (Loss) Income From Continuing Operations. (Loss) income from continuing operations before extraordinary items for the nine months ended July 28, 2002 was a loss of $10.1 million (which includes goodwill impairment, under SFAS No. 142, of $15.6 million) compared to an income of $1.4 million for the nine-months ended July 29, 2001. (Loss) income from continuing operations before extraordinary items for the nine months ended July 28, 2002, excluding the goodwill impairment charge of $15.6 million ($10.0 million, net of taxes) was a loss of $177,000. (Loss) income from continuing operations for the nine months ended July 29, 2001, excluding restructuring and other non-recurring charges of $222,000 ($141,000, net of taxes) and goodwill amortization of $885,000 ($565,000, net of taxes) was an income of $2.1 million.

     Sales. The Company's sales for the first nine months of fiscal 2002 decreased by 20.4% to $41.8 million from $52.5 million for the same period in fiscal 2001 (which include NNE sales from January 9, 2001, the date of acquisition). Although the Company does not prepare separate financial statements for the business previously conducted as NNE, management believes that sales declined in both the NNE business as well as in its previously existing business. Management believes that this decrease was due to reduced demand for the Company's products resulting from the weakness in the economy, particularly in the computer, networking, telecom and industrial controls markets.

     Gross Profit. The Company's gross margin for the first nine months of fiscal 2002 was 15.9% compared to 22.5% for the same period in fiscal 2001. The Company implemented many cost cutting measures over the past year to improve operating results, including employee layoffs, tight expense controls and improved factory efficiencies. Despite these improvements, gross profit decreased as a result of revenues decreasing by $10.7 million along with a change in sales mix to products which generated lower profit margins.

     Research and Development. Research and development expenses for the nine months ended July 28, 2002 were $372,000 compared to $791,000 for the same period last year. The decrease was primarily due to the reduction in headcount and travel related expenses.

     Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended July 28, 2002 were $4.7 million or 11.2% of sales as compared to $6.9 million or 13.2% of sales, for the same period last year. SG&A expenses in absolute dollars decreased by $2.3 million primarily due to decreases in goodwill amortization, rent expense, commission expense and compensation costs. Decreases in goodwill amortization was the result of the Company's adoption of SFAS No. 142. Rent expense decreased due to the vacating and subsequent sublease of the Company's administrative offices located in Beverly, Massachusetts. Decreases in commission expense is due to a reduction in the number of outside independent sales representatives utilized by the Company as well as a reduction in the commission rate paid to these representatives. Decreases in compensation costs is the direct result of headcount reductions.

     Goodwill Impairment Charges. The Company recorded a $15.6 million ($10.0 million, net of tax) goodwill impairment charge in the third quarter of fiscal 2002.

     Interest Expense and Other Income (net). Interest expense was consistent at $1.9 million for the first nine months of fiscal 2002 and 2001. Other income
(net) was $26,000 for the nine months ended July 28, 2002 compared to $257,000 for the same period last year. The decrease in income was due to lower interest income associated with a lower cash balances on hand during the period.

     (Benefit) Provision for Income Taxes. Benefit for income taxes was $5.7 million in the first nine months of fiscal 2002 compared to a $811,000 income tax provision for the first nine months of fiscal 2001. The effective income tax rate for both the nine months of fiscal year 2002 and the nine months of fiscal year 2001 was 36.2%.

     Gain on Sale of Discontinued Operation. Gain on sale of discontinued operations was the result of the Company's sale of Malco Technologies Group, Inc.

     Effects of SFAS No. 142. The Company adopted SFAS No. 142 in the first quarter of fiscal year 2002. The Company conducted its initial annual impairment test as of June 1, 2002 and concluded that approximately $15.6 million ($10.0 million, net of tax) or $1.40 per share, should be recorded as an impairment charge. This impairment has been reported as a component of operating expenses in the quarter ended July 28, 2002. Goodwill on the Company's balance sheet has been reduced from $28.6 million at October 28, 2001 to $13.0 million at July 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with several banks and other financial institutions ("the Lenders"). The Credit Agreement consisted of a revolving credit facility and a term loan. Borrowings under the Credit Agreement are secured by a first lien on and the assignment of all of the Company's assets. Under the Credit Agreement, the Company must meet certain covenants. During the fiscal year ended October 28, 2001 and during the three months ended January 27, 2002, the Company did not meet certain financial covenants. As a result, all outstanding loan balances under the Credit Agreement were classified as current liabilities at October 28, 2001.

     On January 28, 2002, the Lenders amended the Credit Agreement to revise certain financial covenants and waive certain events of non-compliance at October 28, 2001 and January 27, 2002. Under this first amendment to the Credit Agreement, interest on the revolving credit facility and the term note increased by rates ranging from .5% to .75% depending on the amount of financial leverage. Interest is now payable monthly on the revolver and the portion of the term loan that is not covered by the swap agreement. Interest on the portion of the term loan that is covered by the swap agreement is payable quarterly. In addition, availability under the revolving credit facility was reduced from $15 million to $5 million, the expiration date for the revolving credit facility was amended from January 9, 2006 to June 30, 2003, and modifications were made to the remaining payment schedule on the term loan.

     On March 12, 2002, the Company and its Lenders entered into a second amendment to the Credit Agreement, which amended certain financial and other covenants. It also required the Company to make a $5 million principal payment on June 28, 2002 which the Company contemplated making from the sale or refinancing of the Company's Pelham, New Hampshire facility. Fees paid to the Lenders for the January 28, 2002 and March 12, 2002 amendments to the Credit Agreement, including the fair value of warrants to purchase the Company's common stock, totaled approximately $600,000 and were expensed during the second quarter.

     On June 28, 2002, the Company did not make the $5 million principal payment as a result of its inability to complete a sale and leaseback transaction by that date. On July 24, 2002, the Company and its Lenders entered into a third amendment to the Credit Agreement, by which the $5.0 million payment due on June 28, 2002 was delayed until September 30, 2002; the Company was allowed to satisfy the difference between the $5.0 million obligation and the proceeds from the sale and leaseback transaction with additional borrowings from its revolving credit facility; the date by which warrants granted pursuant to the Second Amended Credit Agreement must be registered, was delayed to February 4, 2003; loan covenants were adjusted to reflect the impact on EBITDA of the Company's most recent financial projections as well as the sale and leaseback transaction. Fees paid to the Lenders for the third amendment to the Credit Agreement totaled approximately $66,000 and are being amortized over the remaining life of the loan.

     Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (5.32% on July 28, 2002) and expires on June 30,2003. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.9 million at July 28, 2002). As of July 28, 2002, $2.2 million has been drawn and is outstanding on the revolving credit facility.

     A portion of the outstanding term loan ($14.5 million on July 28, 2002) is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $12.9 million on July 28, 2002, consists of two notes which accrue interest at the relevant LIBOR rate plus 3.5% (5.88% on $3.7 million and 5.36% on $9.2 million on July 28, 2002).

     The Amended Credit Agreement contains financial and other covenants with which the Company must comply. These covenants include limitations on the amount of financial leverage the Company can incur, minimum fixed charge coverage, limits on capital spending, required minimal amounts of net worth, and required levels of earnings before interest, taxes, depreciation and amortization (EBITDA). The maximum financial leverage ratio, which is calculated by dividing funded debt by EBITDA, must not exceed 5:00:1, 3:90:1, 3.45:1, and 3.15:1 for the third quarter of fiscal 2002, full year of fiscal 2002, first quarter of fiscal 2003 and second quarter of fiscal 2003 respectively. The fixed charge coverage ratio, which is calculated by dividing fixed charges by EBITDA, must not exceed 1.15:1, 1.15:1, 1.10:1 and 1.05:1 for the third quarter of fiscal 2002, full year of fiscal 2002, first quarter of fiscal 2003 and second quarter of fiscal 2003 respectively. Capital spending is limited to $500,000, $700,000, and $1.0 million for fiscal years 2002, 2003 and thereafter, respectively. Minimum Net Worth must be no less than $33,050,000 plus 75% of future Net Income plus 100% of the Net Proceeds of future Equity Offerings. This amount is reduced by Permitted Stock Repurchases and charges related to the issuance of warranty agreements in connection with the Loan Documents. The "Minimum Net Worth" covenant excludes goodwill write off in accordance with the provisions of FAS No.142 up to a maximum of $20 million. EBITDA must be no less than $4.6 million and $6.1 million on an annual basis at the end of the third quarter and full year of fiscal 2002, respectively. There is no minimum annual EBITDA requirement beyond fiscal year 2002. The Company is currently in compliance with all of the financial covenants under the Credit Agreement.

     On July 28, 2002, cash balance totaled approximately $492,000 as compared to $2.7 million on October 28, 2001. For the nine months ended July 28, 2002, $1.5 million was provided by operating activities and $3.3 million was used by financing activities to pay the quarterly installment of its term loan. Deferred tax assets which is classified as "Other Assets, net " in the Balance Sheet increased by $5.9 million due primarily to the tax affect of the goodwill impairment charge. Capital equipment purchases during the first nine months of fiscal 2002 were $369,000 compared to $1.1 million during the same period last year. The Company's capital equipment purchases are restricted by its credit agreement with its Lenders and can not exceed $500,000 during fiscal 2002. The Company believes that its current equipment in place is sufficient to meet current and future business demand. The equipment is not subject to rapid obsolescence and has the capability of handling significant increased volume.

     Working capital on July 28, 2002 was $4.0 million as compared to a negative balance of $18.1 million on October 28, 2001. Working capital on October 28, 2001, excluding $25.9 million of long-term debt classified as a current liability due to the Company's non-compliance with certain financial covenants, totaled approximately $7.7 million. A change in the loan amortization schedule as a result of amendments to the bank Credit Agreement which increased the current maturities of long term debt was the primary contributor to the decrease in working capital from $7.7 million to $4.0 million. Other factors included decreases in cash and accounts receivable, which were partially offset by increases in inventories and decreases in accrued compensation and other accrued liabilities. The Company believes that its available cash and future cash flow from operations will be sufficient to fund operations over the next twelve months. However, the Company will need to utilize borrowings under its revolving credit facility to make a portion of the $5 million principal payment on its term loan which is due on September 30, 2002. The revolving credit facility expires on June 30, 2003. It is likely that the Company will need to extend or replace this revolving credit agreement in order to have the funds necessary to pay off any remaining outstanding balance on the revolver and to fund future growth.

     The Company has orally accepted an offer of $4.75 million for a sale and leaseback transaction of its Pelham, New Hampshire facility which will provide net cash proceeds of approximately $4.5 million from a group which includes a director of the Company and two other private investors. The director has a 50% ownership interest in this group. This transaction includes the issuance of 250,000 warrants of Company stock to the buyers at the market price of the Company's common stock on the date the transaction closes. The parties are currently in the final stages of documenting the transaction. The

Company understands that the Purchasers are in the process of completing their final documents to finance the acquisition. The Agreement includes a 15-year lease for the building. The lease, which will be accounted for as an operating lease in accordance with SFAS No. 13, "Accounting for Leases", requires minimum annual rental payments of approximately $629,000 subject to annual adjustments ranging from 2% to 2.5%. The book value of the land, buildings and improvements is approximately $6.3 million. Selling costs are anticipated to be approximately $260,000. The value of the 250,000 warrants of Company stock using the Black-Scholes valuation method is expected to be approximately $208,000. The expected loss on the sale of the property will be approximately $2.0 million. The Company expects to complete the sale and leaseback transaction before September 30, 2002. If it does not, it will be in default under the Credit Agreement and its Lenders will have the right, among other things to declare the entire amount to be due and owing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (5.32% on July 28, 2002) and expires on June 30, 2003. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.9 million at July 28, 2002), as defined by the Amended Credit Agreement. As of July 28, 2002, $2.2 million has been drawn and is outstanding on the revolving credit facility. At current borrowing levels, a 1% increase in interest rates in our variable rate revolving credit facility would increase annual interest expense by approximately $22,000. The Company will need to utilize a portion of the funds available from its revolving credit facility to make the $5 million principal payment on its term loan which is due on September 30, 2002. The revolving credit facility will expire on June 30, 2003. It is likely that the Company will need to extend or replace this revolving credit agreement in order to have the funds necessary to fund its operations in the longer term and to pay off the remaining outstanding balance on this debt.

     A portion of the outstanding term loan ($14.5 million on July 28, 2002) is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $12.9 million on July 28, 2002, consists of two notes which accrue interest at the relevant LIBOR rate plus 3.5% (5.88% on $3.7 million and 5.36% on $9.2 million on July 28, 2002). At current borrowing levels, a 1% increase in interest rates in our variable rate term debt would increase annual interest expense by approximately $129,000.

     The Company, as required by the Amended Credit Agreement, utilizes an interest rate swap (the "swap") to hedge against its interest rate risk. The swap is designated as a cash flow hedge and is carried on the balance sheets at fair value. The effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred. The amount of ineffectiveness has not been material to date. The effect of the swap is to convert the interest rate on the hedged loan from a variable rate as described above to a fixed rate of 8.47%. The swap matures on March 31, 2004.

     The Company is currently, in compliance with its loan covenants. Under the Amended Credit Agreement, the Company is required to make a $5 million principal payment by September 30, 2002. The Company has orally accepted an offer of $4.75 million for a sale and leaseback transaction of its Pelham, New Hampshire facility which will provide net cash proceeds of approximately $4.5 million. These funds along with additional borrowings from the Company's revolving credit facility will be used to make the $5 million principal payment. The Company expects to complete the sale and leaseback transaction before September 30, 2002. If it does not, it will be in default under the Credit Agreement and its Lenders will have the right, among other things to declare the entire amount to be due and owing.

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

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

           4.1 Third Amendment to Credit Agreement and Waiver, dated as of July 24, 2002 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N. A., as administrative Agent for the Lenders.

          11.1 Statement re Computation of Per Share Earnings for the quarter and nine months ended July 28, 2002 and July 29, 2001.

          99.1   Certification by Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2   Certification by Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

          Form 8-K/A, Item 4, Changes in Registrant's Certifying Accountant, filed June 11, 2002.

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

                                            Alpha Technologies Group, Inc.
                                            ------------------------------
                                            (Registrant)


Date: September 11, 2002                By: /s/ Lawrence Butler
                                            -------------------
                                            Lawrence Butler
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Date:  September 11, 2002               By: /s/ James J. Polakiewicz
                                            ------------------------
                                            James J. Polakiewicz
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                 CERTIFICATIONS

Pursuant to the requirements of the Section 302 of the Sarbanes-Oxley Act of 2002,



I, Lawrence Butler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alpha Technologies Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


/s/ Lawrence Butler
--------------------------------
Lawrence Butler
Chief Executive Officer
September 11, 2002

I, James J. Polakiewicz, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Alpha Technologies Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


/s/ James J. Polakiewicz
----------------------------------
James J. Polakiewicz
Chief Financial Officer
September 11, 2002

EXHIBIT INDEX

Exhibit
-------

 4.1 Third Amendment to Credit Agreement and Waiver, dated as of July 24, 2002 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N. A., as administrative Agent for the Lenders. (Exhibits to this Amendment have not been filed by the Registrant, who hereby undertakes to file such exhibits upon the request of the Commission.
       (Filed Herewith)

11.1 Statement re Computation of Per Share Earnings for the quarter and nine months ended July 28, 2002 and July 27, 2001. (Filed Herewith)


99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)


99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)