Form 10-K
period 2002-10-27
ALPHA TECHNOLOGIES GROUP INC
filed 2003-02-11
CIK 710807

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 27, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant.

                         $5,099,547 at January 27, 2003

     Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, 7,110,336 shares outstanding at January 27, 2003
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ALPHA TECHNOLOGIES GROUP, INC.

                           ANNUAL REPORT ON FORM 10K
                   FOR THE FISCAL YEAR ENDED OCTOBER 27, 2002

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6

                                  PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................    6
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item 7a.  Quantitative and Qualitative Disclosure About Market Risk...   16
Item 8.   Financial Statements and Supplementary Data.................   17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   17

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   17
Item 11.  Executive Compensation......................................   20
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   23
Item 13.  Certain Relationships and Related Transactions..............   24

                                  PART IV
Item 14.  Controls and Procedures.....................................   24
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   24

                                     PART I

ITEM 1.  BUSINESS

OUR COMPANY

     Alpha Technologies Group, Inc. ("Alpha" or the "Company") is engaged in the manufacture, fabrication and sale of thermal management and non-thermal fabricated products and aluminum extrusions. The Company is one of the leading manufacturers of thermal management products in the United States. Thermal management products, principally heat sinks, are devices made out of fabricated aluminum extrusions that have high surface area to volume ratios and are engineered to dissipate unwanted heat generated by electronic components. As systems become increasingly more powerful and packaging becomes smaller, the need to dissipate heat becomes more important to the reliability and functioning of electronic systems. The Company's thermal management products serve the automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace, defense, microprocessor, and computer industries.

     The Company also extrudes aluminum for its use in the production of thermal management and non-thermal fabricated products and sells aluminum extrusions to various industries including the construction, sporting goods and other leisure activity markets. Extruded aluminum is the primary raw material in the production of thermal management and non-thermal fabricated products.

     The Company was incorporated as Synercom Technology, Inc., in Texas in 1969, and was reincorporated in Delaware in 1983. In April 1995, it changed its name to Alpha Technologies Group, Inc. The Company's business is conducted through its wholly-owned subsidiaries Wakefield Thermal Solutions, Inc. ("Wakefield") which includes the Wakefield-Pelham, Wakefield-Fall River and Wakefield-Temecula divisions, Specialty Extrusion Corp. ("Specialty") and Lockhart Industries, Inc. ("Lockhart").

     In July 2000, the Company sold its connector business and in November 2000, it sold its subsystems operation. These dispositions were made so that the Company could focus on its thermal management business. In January 2001, the Company acquired National Northeast Corporation ("NNE"), which was engaged in the thermal management and aluminum extrusion business in Pelham, New Hampshire. (See Footnote 2: Acquisitions). The Company integrated NNE into its Wakefield subsidiary.

  PRODUCTS

     The Company designs, extrudes, fabricates and sells thermal management and non-thermal fabricated products and aluminum extrusion products for use in a variety of industries including automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace, defense, microprocessor and computer industries. The Company extrudes aluminum for its use in the production of its products and sells aluminum extrusions to a variety of industries including the construction, sporting goods and other leisure activity markets.

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

Precision Compression Mounting
Clamp Systems                    These products are complete mounting clamp and
                                 heat sink assembly systems for proper
                                 installation, compression and cooling of high-power compression pack (SCR) silicon-controlled rectifiers. These products are used in industrial welding, transportation and motor control systems.

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

Non Thermal Fabricated
Products The Company's non thermal fabricated products include a variety of items such as van racks, steering wheel columns, recreational trailers, louvers, dampers and fencing which are sold for commercial, industrial, and residential use.

  CUSTOMERS

     The principal customers for the Company's products are leading original equipment manufacturers ("OEM's") of electronic equipment, including: Harman, Flextronics, Tyco, Echostar, Solectron, Rockwell Automation, Lockheed Martin, General Electric, Delco, SCI, Celestica, Raytheon, Chrysler, and Motorola. The Company has approximately 1,600 customers. Harman International Industries, Inc. accounted for 11.6% and 10.1% of its revenues in fiscal year 2002 and 2001 respectively. No single customer accounted for 10% or more of the Company's revenues in fiscal year 2000.

     The Company's products must meet its OEM customer's exacting specifications. Some of the Company's OEM customers require the Company to qualify as an approved supplier. In order to so qualify, the Company must satisfy stringent quality control standards and undergo extensive in-plant inspections of its manufacturing processes, equipment and quality control systems. In conformity with the above, the Company's Wakefield-Temecula division is QS9000 registered (a quality specification required by numerous automotive customers ) and the Company's Wakefield-Fall River and Wakefield-Pelham divisions are ISO9002 registered (a quality standard required by numerous customers from certain other industries).

  SALES, MARKETING AND DISTRIBUTION

     While the Company designs, manufactures and sells thermal management and non-thermal fabricated products and aluminum extrusion products, it seeks to become a strategic supplier to its customers and to differentiate itself from its competitors by leveraging its ability to extrude, fabricate, and finish products under one umbrella. This vertical integration not only gives the Company complete control over its processes, management believes that it also gives the Company the shortest lead times and lowest cost structure of all domestic suppliers.

     The Company has applications engineers who are dedicated to providing ongoing technical support to the Company's customers. These engineers provide solutions to customers for their thermal management problems, answer customers' questions regarding the use and application of the Company's products, provide field support to customers and work with certain key customers to develop new product solutions. The Company believes the technical services provided by its engineers are an important factor in its product sales.

     The Company sells its products through its in-house sales personnel and a network of independent manufacturers' representatives and distributors. In North America, the Company's products sales are supported by a customer sales support staff of 12 individuals, six factory direct key account managers, seven independent manufacturers' representatives and 15 distributors. In international markets, the Company's thermal management products are sold by: six companies functioning both as manufacturers' representatives and distributors, two manufacturers' representatives and nine distributors.

     In general, the Company's manufacturers' representatives and distributors enter into agreements that allow for termination by either party upon 60 days notice. Generally, distributors are permitted to return a small portion of products purchased by them during the term of their agreement with the Company. They are required to return all products other than obsolete, minimum buy and custom products upon termination of the agreement. Historically, the amount of returns has been insignificant to the Company's business. The Company's distributors are generally not precluded from marketing competitive products.

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

     During fiscal 2002, 2001 and 2000, the Company spent $496,000, $926,000, and $831,000, respectively, on product research and development with respect to its thermal management products. The Company believes that its technical capabilities, in conjunction with its relationships with customers, will allow it to continue to introduce solutions to new thermal management problems responsively.

  COMPETITION

     The thermal management and non-thermal fabricated products and aluminum extrusion products markets are highly competitive. There are many companies which compete directly with the Company in these businesses and offer products and services similar to those offered by the Company. In the thermal management products market, the Company's principal competitor is Aavid Thermal Technologies, Inc. In the non-thermal fabricated products and aluminum extrusion markets, we compete with numerous small and large companies such as Alcoa Inc. and RD Werner Company, Inc. We differentiate ourselves from our competitors by leveraging our ability to extrude, fabricate, and finish products within one company.

  BACKLOG

     The Company's backlog was approximately $7.5 million and $11.6 million on October 27, 2002 and October 28, 2001, respectively. Backlog consists of purchase orders typically scheduled for shipment from two to eight weeks following the order date. The Company's backlog at any time is not indicative of the amount of future revenue to be recognized in any one period.

  PROPRIETARY RIGHTS

     The Company applies for patents with respect to its most significant patentable developments. It owns 16 patents related to its thermal management products, which expire from 2009 to 2019. Management believes that its competitive position is not dependent on patents and that patent expirations will not materially adversely affect the Company's competitive position.

  RAW MATERIALS

     The principal raw materials used in the Company's products are aluminum billet and extrusions. The Company owns facilities and equipment which produce the majority of the extruded aluminum it needs to manufacture its thermal management and non-thermal fabricated products. Raw materials represent a significant portion of the cost of the Company's products. Prices for raw materials are based upon market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Because raw materials for an order are usually purchased within a short time after an order is accepted and products are generally shipped within 60 days following the order date, the Company does not believe the price volatility for aluminum billet represents a significant risk. All raw materials are readily available from multiple suppliers at competitive prices.

ENVIRONMENTAL REGULATIONS

     Several aspects of the Company's operations utilize hazardous materials, the removal of which is subject to government regulation. The Company contracts with licensed third party waste companies to remove such hazardous materials. While the Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations and has all environmental permits necessary to conduct its business, more stringent environmental regulations may be enacted in the future, and there can be no assurance that the Company will not incur significant costs in the future in complying with such regulations. Local environmental agencies monitor the Company's operations for ongoing compliance with environmental requirements, and the Company is required to correct any violations revealed by such monitoring. The Company is not aware of any violations or events that would require the Company to incur material cost, nor has the cost of complying with environmental laws represented a material cost to the Company.

EMPLOYEES

     At October 27, 2002, the Company employed 359 people of which 324 were full time. Management believes that employee relations are excellent.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Financial information about export sales is set forth in Note 16 in the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The Company has leased facilities at the following locations:

                                                 APPROXIMATE      PRINCIPAL         EXPIRATION
LOCATION                                         SQUARE FEET     FACILITY USE          DATE
--------                                         -----------   ----------------   --------------
Pelham, New Hampshire..........................    171,200     Administrative &   September 2017
                                                               Manufacturing
Temecula, California...........................     44,200     Manufacturing      November 2004
Fullerton, California..........................     15,000     Manufacturing      August 2003
Fall River, Massachusetts......................     81,000     Manufacturing      July 2008
Paramount, California..........................     36,700     Manufacturing      October 2004
Paramount, California..........................     25,000     Manufacturing      October 2004

     The Company's sales, engineering and administrative functions are located in Pelham, New Hampshire. In addition, the Company has office space in Los Angeles, California and New York, New York for some of its corporate staff. Management believes that its facilities are in good condition and suitable for the purposes for which they are used.

     In addition, the Company has a lease on approximately 19,349 square feet of unused office space in Beverly, Massachusetts which will expire in December 31, 2006. The Company has subleased this space and has accrued the difference between its lease payments and expected sublease payments and other costs related to this space.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened except:

     In December 2002, the Company was served with a summons and complaint in an action entitled Action et al V. Simon Wrecking Company, et al, brought in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs seek contribution for cleanup costs incurred at the Malvern Superfund site relating to actions taken by the predecessor of the Company's former Malco Technologies subsidiary. The Company purchased the predecessor's assets pursuant to a bankruptcy court order which expressly stated that the assets were being transferred free and clear of all environmental claims. As a result, the Company believes it has a meritorious defense to the action.

     In June 2002, Carter Technologies, a former sales representative for the Company's former Malco subsidiary commenced an action in the United States District Court and the Eastern District of Michigan against the Company, claiming that the Company owed it commissions on certain sales. The case has been transferred to the Eastern District of Pennsylvania. The complaint seeks an unspecified amount of money, which plaintiff alleges to be in excess of $100,000. The Company does not believe that it is liable for such amount and intends to vigorously defend the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

     The following table sets forth the high and low sales prices of the Company's common stock as reported on the NASDAQ National Market System for each full quarterly period within the Company's two most recent fiscal years:

2002                                                           HIGH     LOW
----                                                          ------   -----
First Quarter...............................................  $ 5.25   $2.89
Second Quarter..............................................    2.88    1.94
Third Quarter...............................................    2.72    1.25
Fourth Quarter..............................................    1.74    1.16

2001                                                           HIGH     LOW
----                                                          ------   -----
First Quarter...............................................  $11.06   $7.19
Second Quarter..............................................   10.50    4.38
Third Quarter...............................................    8.44    5.00
Fourth Quarter..............................................    6.25    2.85

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth a description of our equity compensation plans as of October 27, 2002:

                                    NUMBER OF SECURITIES      WEIGHTED-AVERAGE          NUMBER OF
                                      TO BE ISSUED UPON       EXERCISE PRICE OF         SECURITIES
                                         EXERCISE OF             OUTSTANDING            REMAINING
                                         OUTSTANDING               OPTIONS            AVAILABLE FOR
                                    OPTIONS AND WARRANTS        AND WARRANTS         FUTURE ISSUANCE
                                   -----------------------   -------------------   --------------------
Stock option plan approved by
  shareholders...................         1,764,376                 $5.58                202,151
Stock option plans not approved
  by shareholders................                --                    --                     --
Warrants not approved by
  shareholders(1)................           360,000                  1.68                     --
                                          ---------                                      -------
                                          2,124,376                 $4.92                202,151
                                          =========                                      =======

---------------

(1) All the warrants were approved by the Board of Directors but not approved by the shareholders. Warrants to purchase an aggregate of 250,000 shares of the Company's common stock were granted to the members of 33 Bridge Investors, LLC as part a sale and leaseback transaction. Warrants to purchase an aggregate of 110,000 shares of the Company's common stock were granted to the Company's Lenders pursuant to the provisions of the First and Second Amendments to the Credit Agreements.

HOLDERS OF RECORD

     On December 31, 2002, there were approximately 157 holders of record and approximately 1,500 beneficial owners of the Company's common stock.

DIVIDENDS

     The Company has paid no cash dividends on its common stock during fiscal years 2002 and 2001. The Board of Directors of the Company does not intend to authorize the payment of cash dividends to the Company's common stock holders in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

     On January 28, 2002 and March 12, 2002, the Company issued warrants to purchase an aggregate of 36,666 shares at an exercise price of $2.89 per share and an aggregate of 73,334 shares at an exercise price of $1.94 per share, respectively, of common stock of the Company to its Lenders in connection with amendments to its Credit Agreement dated December 26, 2000. Neither the warrants nor the underlying common stock have been registered under the Securities Act of 1933 and transfer of the warrants and underlying shares are subject to restrictions and limitations. The issuance of the warrants and underlying shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     On October 1, 2002, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $1.42 per share to the members of 33 Bridge Investors LLC (including Marshall Butler, a director and shareholder of the Company), in connection with the sale and leaseback of the Company's Pelham, New Hampshire manufacturing facility. Neither the warrants nor the underlying common stock have been registered under the Securities Act of 1933 and transfer of the warrants and underlying shares are subject to restrictions and limitations. The issuance of the warrants and underlying shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

     In July 2000, the Company sold (the "Uni-Star Sale") its connector business, Uni-Star Industries, Inc. ("Uni-Star") to Tyco Electronics Corporation and Tyco Electronics UK Ltd. The sale resulted in a gain of $6,478,000, net of income tax expense.

     In November 2000, the Company sold its subsystems business (Malco Technologies, Inc.) for $2,200,000 in cash and a three-year promissory note in the amount of $300,000. The sale resulted in a gain of approximately $277,000,000, net of taxes.

     In January 2001, Alpha purchased all of the outstanding Common Stock of NNE from Mestek, Inc. The purchase price was $49,900,000 in cash, subject to adjustment based upon working capital as of the Closing. The operating results of NNE have been included in the Company's consolidated results of operations since its acquisition date.

     The results of operations in the following Selected Financial Data have been reclassified to present the results of businesses sold as discontinued operations. As a result, income or loss from continuing operations does not include any financial results associated with businesses sold. In the consolidated financial statements for the Company which are included in this document, these businesses are accounted for as discontinued operations.

                                                               FOR THE YEARS ENDED
                                       -------------------------------------------------------------------
                                       OCTOBER 27,   OCTOBER 28,   OCTOBER 29,   OCTOBER 31,   OCTOBER 25,
                                          2002          2001          2000          1999          1998
                                       -----------   -----------   -----------   -----------   -----------
                                                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
RESULTS OF OPERATIONS(1)
Sales................................  $   55,574    $   67,914    $   61,547    $   48,429    $   58,495
Cost of sales........................      47,343        53,940        43,136        36,121        50,360
Gross profit.........................       8,231        13,974        18,411        12,308         8,135
(Loss) income from continuing
  operations before income
  taxes(2)(3)........................     (19,122)          272         8,498         2,656        (4,345)
(Loss) income per share from
  continuing operations:
  Basic..............................  $    (1.62)   $     0.02    $     1.17    $     0.38    $    (0.64)
  Diluted............................  $    (1.62)   $     0.02    $     1.07    $     0.37    $    (0.64)
Shares used
  Basic..............................   7,109,735     7,038,340     6,759,626     6,935,778     6,753,752
  Diluted............................   7,109,735     7,468,125     7,428,551     7,134,382     6,753,752
BALANCE SHEET DATA(1)
Total assets.........................  $   55,633    $   77,451    $   45,605    $   32,962    $   36,125
Long-term debt, non current..........      18,650            --         2,200         3,960         2,833
Stockholders' equity.................      25,880        36,870        34,515        18,502        16,317

---------------

(1) See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-1 through F-25.

(2) See "Discontinued Operations" in Notes to Consolidated Financial Statements.

(3) Includes goodwill impairment charge of $15.6 million for the fiscal year ended October 27, 2002. (See Note 1 "Goodwill and Long-Lived Assets" in Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

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

CRITICAL ACCOUNTING POLICIES

     The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgements estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. We regularly evaluate the accounting policies and estimates we use to prepare our financial statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, and contingencies. These estimates are based on historical experience and various assumptions that we believe to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

     We consider our critical accounting policies to be those that (1) involve significant judgements and uncertainties, (2) require estimates that are more difficult for management to determine and (3) have the potential to result in materially different outcomes under varying assumptions and conditions. Our critical accounting policies include the following: recognition of revenues, provision for sales returns, provision for doubtful accounts, provision for inventory reserves, impairment of long-lived assets, and accounting for income taxes. These policies are more fully described in Note 1, "Significant Accounting Policies" in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The results of operations have been reclassified to reflect the results of operations from Uni-Star and Malco Technologies, Inc. as discontinued operations. See introductory paragraphs in "Selected Financial Data". Unless otherwise mentioned, the following discussion reflects results from continuing operations, which includes the thermal management and non-thermal fabricated products and aluminum extrusion products including the operating results of NNE since acquisition and Alpha corporate expenses.

  FISCAL YEAR 2002 VERSUS FISCAL YEAR 2001 COMPARISON

     Net (Loss)Income. The Company reported a net loss for fiscal 2002 of $11.5 million which includes the following non-recurring items: goodwill impairment charge of $15.6 million, a loss on the sale of land and building of $2.1 million, and losses associated with debt extinguishments and modifications of $561,000. The loss reflects a benefit for income taxes of $7.6 million. The loss before such benefit was $19.1 million. Net Income for fiscal 2001 of $305,000 included the following non-recurring items: a $277,000 gain from the sale of the Company's subsystems business, a $79,000 loss from discontinued operations, each net of applicable taxes and losses associated with debt extinguishments and modifications of $650,000.

     (Loss) Income From Continuing Operations. Loss from continuing operations for fiscal year 2002 was $11.5 million compared to income of $107,000 for fiscal year 2001. Loss from continuing operations for fiscal year 2002, excluding the goodwill impairment charge of $15.6 million ($9.4 million, net of tax), the loss on sale of land and building of $2.1 million ($1.3 million, net of tax) and loss associated with debt extinguishments and modifications of $561,000 ($337,000, net of tax) was a loss of $514,000. Income from continuing operations for fiscal year 2001 excluding restructuring and other non-recurring charges of $822,000 ($522,000, net of tax), goodwill amortization of $1,275,000 ($765,000, net of tax) and losses associated with debt extinguishments and modifications of $650,000 ($450,000, net of tax) was income of $1.8 million. The increased loss in fiscal 2002 was principally caused by the decreased sales resulting from the continued downturn in the economy.

     Sales. The Company's sales for fiscal year 2002 decreased by 18.2% to $55.6 million from $67.9 million for fiscal year 2001 (which includes NNE sales from January 9, 2001, the date of acquisition). Although the Company does not prepare separate financial statements for the business previously conducted as NNE, management believes that sales declined in both the NNE business as well as in its previously existing business. Management believes that this decrease was due to reduced demand for the Company's products resulting from the weakness in the economy, particularly in the telecom, networking, computer and industrial controls markets.

     Gross Profit. The Company's gross profit for fiscal year 2002 was 14.8% compared to 20.6% for fiscal year 2001. The Company implemented many cost cutting measures over the past year to improve operating results, including employee layoffs, tight expense controls and improved factory efficiencies. Despite these improvements, gross profit decreased as a result of revenues decreasing by $12.3 million while fixed overhead costs such as depreciation, lease expense and insurance remained relatively unchanged.

     Research and Development. Research and development expenses for fiscal year 2002 were $496,000 compared to $926,000 for the same period last year. The decrease was primarily due to the reduction in headcount and travel related expenses.

     Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2002 were $6.1 million or 11.0% of sales as compared to $9.0 million or 13.3% of sales for fiscal year 2001. SG&A expenses in absolute dollars decreased by $2.9 million primarily due to decreases in goodwill amortization, commission expense and compensation costs. Decreases in goodwill amortization was the result of the Company's adoption of SFAS No. 142. Decreases in commission expense is due to decreased sales which resulted in a reduction in the number of outside independent sales representatives utilized by the Company as well as a reduction in the rate charged by these representatives. Decreases in compensation costs is the direct result of headcount reductions.

     Goodwill Impairment Charge. The Company recorded a $15.6 million goodwill impairment charge in the third quarter of fiscal 2002. The Goodwill of the Company is tested for impairment annually on June 1st and between annual tests if an event occurs or circumstances change that could result in impairment.

     Losses Associated with Debt Extinguishments and Modifications. The Company recorded a $561,000 charge during fiscal 2002 resulting from amendments to Credit Agreements with its Lenders which revised certain financial covenants and waived certain events of non-compliance. The Company recorded a $650,000 charge in fiscal 2001 resulting from the payoff of the credit facility entered into on April 16, 1999.

     Loss on Sale of Land and Building. The Company sold its Pelham, New Hampshire manufacturing facility as part of a sale and leaseback transaction. The sales price of the facility was $4,750,000. In connection with the sale and leaseback transaction, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.42 per share. The warrants were valued at approximately $274,000 using the Black Sholes method. The book value of the land, buildings and improvements was approximately $6.3 million. Selling costs were approximately $300,000, excluding the value of the warrants. The loss on the sale of the property was $2.1 million ($1.3 million, net of tax).

     Interest and Other Income (net). Interest income was $30,000 for the fiscal year 2002 compared to $201,000 for fiscal year 2001. The decrease in income was due to lower interest income associated with lower cash balances on hand during the period. The Company recorded other income(net)in fiscal 2001 of $72,000 which was due primarily to the gain on the sale of certain equipment no longer being used in the business.

     (Benefit) Provision for Income Taxes. Benefit for income taxes was $7.6 million in fiscal year 2002 compared to an income tax provision of $165,000 for fiscal year 2001. The effective income tax rate for fiscal year 2002 was 39.9% compared to 60.7% for fiscal year 2001.

     Gain on Sale of Discontinued Operation. Gain on sale of discontinued operations was the result of the Company's sale of Malco Technologies Group, Inc. in fiscal year 2001.

  FISCAL YEAR 2001 VERSUS FISCAL YEAR 2000 COMPARISON

     Net Income. The Company reported net income for fiscal 2001 of $305,000 which includes $107,000 in income from continuing operations, a $277,000 gain from the sale of the Company's subsystems business and a loss from discontinued operations of $79,000.

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

     Income from Continuing Operations. Income from continuing operations for fiscal 2001 was $107,000, inclusive of a $165,000 income tax provision compared to income from continuing operations for fiscal 2000 of $7,918,000 which included a tax provision of $580,000. For the 2000 period, the Company utilized the benefit of net operating loss carry forwards and therefore did not report fully taxed results.

     Sales. The Company's sales for fiscal 2001 increased 10.3% to $67,914,000 from $61,547,000 for fiscal 2000. The increase in sales in fiscal 2001 was due to the inclusion of revenue from NNE, which was acquired on January 9, 2001. Management believes that sales in fiscal 2001 have been negatively impacted compared to the prior year by the weakness in the economy.

     Gross Profit. The Company's gross profit for fiscal 2001 was 20.6% compared to 29.9% for fiscal 2000. The Company's gross margin decreased primarily due to an increase in fixed overhead expenses without a corresponding increase in revenue, as described above. The NNE acquisition caused overhead expenses to increase due to the addition of its manufacturing facility. In addition, a change in the sales mix resulted in greater aluminum extrusion sales which have lower profit margins.

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

     Restructuring Costs. In response to the decline in demand for the Company's products resulting from the economic downturn in the markets served by the Company's products, the Company took significant actions to reduce future operating expenses. As a result, restructuring costs totaling $822,000 were incurred in fiscal 2001, consisting primarily of severance costs and lease costs related to an unused facility.

     Other Income(net). The Company recorded other income(net)in fiscal 2001 of $72,000 which was due primarily to the gain on the sale of certain equipment no longer being used in the business. The Company recorded other income(net)in fiscal 2000 of $145,000 which was primarily the reversal of a $160,000 accrual expensed in prior periods for the environmental litigation at the Company's Lockhart facility. In April 2000, the parties reached a settlement under which the suit was dismissed.

     Losses Associated with Debt Extinguishments and Modifications. The Company recorded a $650,000 charge during the first quarter of fiscal 2001 resulting from the payoff of the credit facility entered into on April 16, 1999, which was paid off early to allow the Company to enter into a new credit facility to purchase NNE.

     Interest Expense. Interest expense was $2,546,000 and $692,000 for 2001 and 2000, respectively. This increase was due to higher average outstanding borrowings due to the acquisition of NNE.

     Provision for Income Tax. Income from continuing operations for fiscal 2001 reflects a $165,000 income tax provision compared to $580,000 for fiscal 2000. In 2000, the Company's tax provision was not at statutory rates due to the Company's utilization of its net operating loss carry forwards.

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

INCOME TAXES

     On October 27, 2002, the Company had net pre tax operating loss carry forwards for both Federal and State of approximately $10,518,000, unused investment and research and development tax credits of approximately $253,000 and $542,000 of alternative minimum tax credits available to offset future Federal income taxes. The net Federal operating loss carry forward will expire from 2017 to 2020, the investment tax credit and research and development tax credit carry forwards will expire from 2003 to 2005, and the alternative minimum tax credit has no expiration. The state net operating loss carry forwards will expire from 2003 to 2006.

     All carry forwards are subject to review and possible adjustment by the Internal Revenue Service. In compliance with the Tax Reform Act of 1986, investment tax credits carried forward were reduced by 35%. The Company's ability to utilize the net operating loss carry forwards to offset alternative minimum taxable income is limited to 90% for tax years after fiscal 1987. Due to the Job Workers Creation Act, the 90% limitation has been suspended for net operating loss carryforwards generated in 2001 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

  CREDIT FACILITIES

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

     On March 12, 2002, the Company and its Lenders entered into a Second Amendment to the Credit Agreement, which amended certain financial and other covenants. It also required the Company to make a $5 million principal payment on June 28, 2002 which the Company contemplated making from the sale or refinancing of the Company's Pelham, New Hampshire facility. Interest is now payable monthly on the revolver and the term loan. The net interest settlement on the portion of the term loan covered by the swap agreement continues to be payable quarterly. Fees related to the January 28, 2002 and March 12, 2002 amendments to the Credit Agreement, including the fair value of warrants to purchase the Company's common stock, totaled approximately $633,000.

     On June 28, 2002, the Company did not make the $5 million principal payment as a result of its inability to complete a sale and leaseback transaction by that date. On July 24, 2002, the Company and its Lenders entered into a Third Amendment to the Credit Agreement, by which the $5.0 million payment due on June 28, 2002 was delayed until September 30, 2002; the Company was allowed to satisfy the difference between the $5.0 million obligation and the proceeds from the sale and leaseback transaction with additional borrowings from its revolving credit facility; the date by which warrants granted pursuant to the Second Amended Credit Agreement must be registered, was delayed to February 4, 2003; loan covenants were adjusted to reflect the impact on earnings before interest, taxes, depreciation and amortization (EBITDA) of the Company's most recent financial projections as well as the sale and leaseback transaction. Fees related to the third amendment to the Credit Agreement totaled approximately $89,000.

     On September 27, 2002, the Company and its Lenders under the Credit Agreement entered into a Fourth Amendment to the Credit Agreement by which (i) certain of the financial covenants were amended to reflect the Company's most recent financial projections as well as the sale and leaseback transaction, (ii) the expiration date for the revolving credit facility was extended to June 30, 2004 from June 30, 2003, (iii) modifications were made to the remaining payment schedule on the term loan, (iv) the date by which common stock underlying the warrants issued to the Lenders must be registered was delayed to March 31, 2004, and (v) the Company agreed to the retention, if requested by the Lenders, of a consultant for the purpose of reviewing its operations, projections, cash flows, financial statements and books and records. The Company is currently in compliance with all of the financial covenants under the Credit Agreement. Fees of approximately $82,000 were paid related to the Fourth Amendment. In addition, a deferred restructuring fee of approximately $126,500 equal to 1% of the aggregate revolving loan commitment and the outstanding principal amount of the term loan as of fiscal year end 2004 was deemed earned in full upon the effectiveness of the Fourth Amendment but is not payable until October 31,2004.

     Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (5.31% on October 27, 2002) and expires on June 30, 2004. There is also an unused line fee equal to ..75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.1 million at October 27, 2002), as defined by the Amended Credit Agreement. As of October 27, 2002, $3.2 million has been drawn and is outstanding on the revolving credit facility.

     A portion of the outstanding term loan ($12.0 million on October 27, 2002) is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $9.7 million on October 27, 2002, consists of two notes which accrue interest at the relevant LIBOR rate plus 3.5% (5.58% on $750,000 and 5.26% on $8.9 million on October 27, 2002).

     The Amended Credit Agreement contains financial and other covenants with which the Company must comply. These covenants include limitations on the amount of financial leverage the Company can incur, minimum fixed charge coverage, limits on capital spending, required minimal amounts of net worth, and required levels of EBITDA. The maximum financial leverage ratio, which is calculated by dividing funded debt by EBITDA, must not exceed 4.45:1 for the fiscal year end 2002, 4.15:1 for the first quarter of fiscal 2003, 4.30:1 for the second quarter of fiscal 2003, 4.60:1 for the third quarter of fiscal 2003, 4.15:1 for the fiscal year end, 1.85:1 for the first quarter of fiscal 2004 through fiscal year end 2004 , and 1.75:1 for first quarter of fiscal 2005 and thereafter. The fixed charge coverage ratio, which is calculated by dividing fixed charges by EBITDA minus Capital Expenditures, must not exceed 1.00:1 for the fiscal year end 2002 and first quarter of fiscal 2003, 0.95:1 for second quarter of fiscal 2003, 0.90: 1 for third quarter of fiscal 2003 and year end of fiscal 2003 and 0.80:1 for the first quarter of fiscal 2004 through fiscal year end 2004 and 0.85:1 for the first quarter of fiscal 2005 and thereafter. Capital spending is limited to $500,000, $700,000, and $1.0 million for fiscal years 2002, 2003 and thereafter, respectively. Minimum Net Worth must be no less than $33,050,000 plus 75% of future Net Income plus 100% of the Net Proceeds of future Equity Offerings. This amount is reduced by Permitted Stock Repurchases and charges related to the issuance of warranty agreements in connection with the Loan Documents. The "Minimum Net Worth" covenant excludes goodwill write off in accordance with the provisions of SFAS No. 142 up to a maximum of $20 million. EBITDA must be no less than $5,612,000 on an annual basis at the end of fiscal 2002. There is no minimum annual EBITDA requirement beyond fiscal year 2002. As of October 27, 2002, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement.

     As a consequence of the continued economic downturn in the markets served by the Company's products, the Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement for the quarter ended January 26, 2003. On February 6, 2003, the Credit Agreement was further amended to revise the Maximum Leverage Ratio and Fixed Charge Coverage Ratio to levels that management believes the Company will be able to achieve and which waived the non-compliance at January 26, 2003. Maximum Leverage Ratios as of the first, second, third and fourth quarters of fiscal 2003 were revised to 4.70:1, 4.95:1, 4.90:1 and 4.50:1 from 4.15:1, 4.30:1, 4.60:1 and 4.15:1. Fixed Charge
Coverage Ratios for the third and fourth quarter of fiscal 2002 were revised to 1:10:1 for the third quarter and 1.15:1 for the fourth quarter from 0.90:1. Under the Amendment, the Fixed Charge Coverage Ratio for the remainder of fiscal 2003 is based on the current quarter only rather than on the trailing quarters in fiscal 2003. In addition, EBITDA and Minimum Net Worth definitions were revised to exclude the costs related to any annual impairment charges incurred by the Borrower in connection with SFAS No. 142. Fees for the amendments and waiver are estimated to be approximately $60,000.

 CASH FLOW INFORMATION

     On October 27, 2002, the Company had cash of approximately $751,000 compared to $2,701,000 on October 28, 2001. For fiscal year 2002, $2,473,000 was provided by operating activities and $8,399,000 was used in financing activities of which $8,750,000 was used to pay down long-term debt and $656,000 was used to pay bank fees related to the amendments made to the Credit Agreements. For fiscal year 2001, $9,535,000 was provided by operating activities and $29,436,000 was provided by financing activities including $32,600,000 provided by a new credit facility and $1,914,000 in net proceeds received from the issuance of common stock, primarily from the Company's rights offering which was completed on January 8, 2001. During fiscal 2002, $4,490,000 was provided from investing activities as a result of the net proceeds received from the sale and leaseback of its Pelham, New Hampshire facility. Capital purchases for fiscal 2002, which were restricted by the Second Amendment to the Credit Agreements to not exceed $500,000, were $459,000. During fiscal 2001, $49,551,000 was used in investing activities for the purchase of NNE and the Company received $2,200,000 in cash from the sale of its subsystems business. Capital equipment purchases for fiscal 2001 of $1,288,000 were made to improve manufacturing capabilities and to refurbish and upgrade existing machinery. The Company used $3,661,000 to repay the credit facility entered into on April 16, 1999, including a $378,000 early termination fee, and used $1,327,000 to pay fees and expenses related to the new credit facility.

     Working capital on October 27, 2002 was $9.5 million as compared to a negative balance of $19.0 million on October 28, 2001. Working capital on October 28, 2001, excluding $25.9 million of long-term debt classified as a current liability due to the Company's non-compliance with certain financial covenants, totaled approximately $6.9 million. A change in the loan amortization schedule as a result of amendments to the bank Credit Agreement which decreased the current maturities of long term debt was the primary contributor to the increase in working capital from $6.9 million to $9.5 million. Other factors which included decreases in accounts payable and other current liabilities were partially offset by decreases in cash, prepaid expenses, accounts receivable and inventories. The Company believes that its available cash and future cash flow from operations will be sufficient to fund operations over the next twelve months. However, the Company's revolving credit facility will expire on June 30, 2004. If current economic conditions continue, it is likely that the Company will need to extend or replace this revolving credit facility in order to have the funds necessary to fund its operations in the longer term and to pay off the remaining outstanding balance on this debt.

 RESULTS OF OPERATIONS

     The Company's results of operations have been affected by the economic downturn. In response to the reduction in revenue, the Company has taken a number of steps to improve operational efficiency and profitability, including reductions in head count at several of our facilities. These steps, coupled with the changes to our credit facilities discussed above, should provide sufficient liquidity to fund operations for at least the next twelve months.

 SALE LEASEBACK WITH RELATED PARTY

     On October 1, 2002, the Company's wholly-owned subsidiary, Wakefield Thermal Solutions, Inc. ("Wakefield") entered into a sale and leaseback transaction for its 171,235 square foot Pelham, New Hampshire manufacturing facility (the "Property"). Wakefield sold the Property to 33 Bridge Investors, LLC ("33 Bridge"), a newly-formed entity in which Marshall D. Butler, a director of the Company owns 50% of the equity interest, for a purchase price of $4,750,000. In connection with the sale and leaseback transaction, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock, par value $.03 per share, of the Company to the members of 33 Bridge, including warrants to purchase 125,000 shares of Common Stock to Marshall D. Butler, at an exercise price of $1.42 per share. The warrants were valued at approximately $274,000 using the Black Sholes method. The book value of the land, buildings and improvements was approximately $6.3 million. Selling costs were approximately $300,000, excluding the value of the warrants.

     Effective on October 1, 2002, 33 Bridge and Wakefield entered into a lease whereby Wakefield leased the Property from 33 Bridge for 15 years at an initial rent of $630,000 per year with annual increases between 2% and 2.5% per annum. Wakefield is responsible for operating expenses including taxes, utilities, insurance and maintenance. As a result of the transaction the Company expects annual expenses initially to increase by $325,000 representing the difference between rental expense and interest and depreciation expense. The obligations of Wakefield under the lease are guaranteed by the Company.

     The purchase price and other terms of the sale and leaseback transaction were the result of arm's length negotiations between representatives of the Company and representatives of 33 Bridge. The terms of the transaction were approved by the members of the Audit Committee of the Company constituted as a Special Committee of Independent Directors.

     The Company applied the net proceeds of the sale and leaseback transaction to its $5,000,000 principal payment made on October 1, 2002 pursuant to its Credit Agreement, dated December 26, 2000, as amended (the "Credit Agreement").

 LEASE COMMITMENTS

     The Company has operating lease commitments for certain office equipment and manufacturing, administrative and support facilities. Minimum lease payments under noncancellable leases, including amounts related to the sale leaseback discussed above, are as follows:

                                                                 TOTAL
                                                               ----------
                                                                  (IN
                                                               THOUSANDS)
Fiscal year ending October:
2003........................................................    $ 1,859
2004........................................................      1,826
2005........................................................      1,516
2006........................................................      1,234
2007........................................................      1,228
Thereafter..................................................      7,746
                                                                -------
Minimum lease payments......................................    $15,409
                                                                =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (5.31% on October 27, 2002) and expires on June 30, 2004. There is also an unused line fee equal to ..75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.1 million at October 27, 2002), as defined by the Amended Credit Agreement. As of October 27, 2002, $3.2 million has been drawn and is outstanding on the revolving credit facility. At current borrowing levels, a 1% increase in interest rates in our variable rate revolving credit facility would increase annual interest expense by approximately $32,000. The revolving credit facility will expire on June 30, 2004. If current economic conditions continue, it is likely that the Company will need to extend or replace this revolving credit agreement in order to have the funds necessary to fund its operations in the longer term and to pay off the remaining outstanding balance on this debt.

     A portion of the outstanding term loan ($12.0 million on October 27, 2002) is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $9.7 million on October 27, 2002, consists of two notes which accrue interest at the relevant LIBOR rate plus 3.5% (5.58% on $750.000 and 5.26% on $8.9 million on October 28, 2002). At current borrowing levels, a 1% increase in interest rates in our variable rate term debt would increase annual interest expense by approximately $97,000.

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

     The principal raw material used in thermal management and non-thermal fabricated products is aluminum. Raw materials represent a significant portion of the cost of Alpha's products. Prices for raw materials are based on market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Although thermal management and non-thermal fabricated products are generally shipped within 60 days following the order date, increases in raw materials prices cannot always be reflected in product sales prices. All raw materials are readily available from multiple suppliers at competitive prices. Alpha does not believe its risk in respect to raw materials price volatility is significant since the raw materials for an order are usually purchased within a short period of time after the order is accepted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required pursuant to this Item are presented on pages F-1 through F-25 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective May 9, 2002, the Company engaged Deloitte & Touche LLP ("Deloitte & Touche") as the independent auditors. The decision to change the Company's independent auditors was recommended by the Audit Committee and approved by the Board of Directors of the Company. The Company dismissed its previous certifying accountant, Grant Thornton LLP ("Grant Thornton") effective May 9, 2002.

     Grant Thornton's report on the Company's financial statements for the fiscal years ended October 28, 2001 and October 29, 2000 were unqualified. There were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during those fiscal years, and in the subsequent interim period through May 9, 2002, the date the relationship ended, which, if not resolved to Grant Thornton's satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement(s) in connection with its Report.

     The Company requested Grant Thornton to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company, and, if not, stating the respects in which it does not agree. A letter from Grant Thornton was included as Exhibit 16.1 to Form 8-K/A, filed June 11, 2002, stating its agreement with the statements made by the Company.

     Prior to its engagement as the Company's independent auditors, Deloitte & Touche had not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current members of the Board of Directors were most recently elected at the 2002 Annual Meeting of Stockholders for a term of one year, and until their successors are duly elected and qualified or until their earlier death, resignation or removal. The members, their ages and certain other information about each of them are set forth below.

NAME                                     AGE         PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
----                                     ---         ----------------------------------------
Lawrence Butler........................  40    Mr. L. Butler has been Chairman and Chief Executive
                                               Officer since May 1999. He was President and Chief
                                               Executive Officer of Alpha from April 19, 1995 until
                                               May 1999. He was an executive vice president of Alpha
                                               from September 1994 until April 1995. He has been
                                               director, president and sole shareholder of Camelia
                                               Group, Inc., the general partner of Dot.Com Partners,
                                               L.P., f/k/a Steel Partners, L.P. (private investment
                                               partnership), a Delaware limited partnership
                                               ("Dot.Com"), since 1990. Lawrence Butler is Marshall
                                               Butler's son. Member of the Executive Committee. He
                                               has been a director of the Company since September
                                               1994.

NAME                                     AGE         PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
----                                     ---         ----------------------------------------
Marshall D. Butler.....................  75    Mr. M. Butler was Chairman of the Board of Alpha from
                                               April 26, 1993 until May 1999. From September 22,
                                               1994 through April 19, 1995, Mr. M. Butler served as
                                               Chief Executive Officer of Alpha. Mr. M. Butler is
                                               currently Chairman of First Israel Mezzanine Fund,
                                               which focuses on buyouts of Israeli companies and is
                                               a general partner of Israel Infinity Venture Capital,
                                               a venture capital fund that invests in Israeli
                                               companies. He was a director of AVX Corporation, a
                                               manufacturer of ceramic capacitors from 1973 to 1999
                                               and was Chief Executive Officer of AVX Corporation
                                               from December 1973 until 1993. Mr. M. Butler was a
                                               director of Mass Mutual Corporate Investors from 1994
                                               through 1995, and Mass Mutual Participation Investors
                                               from 1989 through 2000. Mr. M. Butler is the father
                                               of Lawrence Butler. Member of the Executive, Stock
                                               Option and Compensation Committees. He has been a
                                               Director of the Company since April 1993.
Richard E. Gormley.....................  42    Mr. Gormley has been, since April 2000, a Managing
                                               Director of Private Equity Finance for SG Cowen
                                               Securities Corporation. From April 1999 until April
                                               2000, Mr. Gormley was Chief Executive Officer of
                                               SKYHIGH Records, Inc., a privately held music
                                               production company, and also acted as a consultant to
                                               technology companies. From September 1996 until April
                                               1999, Mr. Gormley was a Managing Director and Global
                                               Head of Debt and Equity Private Placements, 144A
                                               Offerings and High Yield Originations for Rabobank
                                               International. For more than five years prior
                                               thereto, he was a Director of Nesbitt Burns
                                               Securities, Inc. Member of the Stock Option,
                                               Nominating and Audit committees. He has been a
                                               Director since May 2001.
Donald K. Grierson.....................  68    Mr. Grierson served as Vice-Chairman of the Board of
                                               Alpha from April 1993 through April 1995. From
                                               December 7, 1988 until April 26, 1993, Mr. Grierson
                                               served as Chairman of the Board of Alpha. For more
                                               than the past five years, Mr. Grierson has served as
                                               President and Chief Executive Officer of ABB Vetco
                                               Gray Inc., which designs, manufactures, sells and
                                               Services highly engineered exploration and Production
                                               equipment used by the worldwide oil and gas industry,
                                               primarily for offshore applications. Mr. Grierson
                                               currently serves as a director of Parametric
                                               Technology Inc., a developer and marketer of software
                                               products for the automation of the mechanical design
                                               process. Member of the Stock Option, Compensation and
                                               Audit Committees. He has been a director of the
                                               Company since February 1988.

NAME                                     AGE         PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
----                                     ---         ----------------------------------------
Frederic A. Heim.......................  76    Mr. Heim has been a private investor for more than
                                               the past five years. He served as a director of
                                               Encino Savings and Loan, Van Nuys, California, from
                                               1991 through 1994. He was a co-founder and, from 1981
                                               to 1990, a director and Executive Vice President of
                                               Computer Memories Incorporated, which manufactured
                                               computer disk drives. Member of Audit and
                                               Compensation Committees. He has been a Director of
                                               the Company since April 1993.
Robert C. Streiter.....................  42    Mr. Streiter has been President and Chief Operating
                                               Officer of the Company since May 1999. He was
                                               president of Uni-Star Industries, Inc. ("Uni-Star"),
                                               a subsidiary of the Company, until its sale in July
                                               2000, and has been President of Wakefield
                                               Engineering, Inc., a subsidiary of the Company, since
                                               September 21, 1998. From June 1988 to November 1997,
                                               Mr. Streiter was employed at AVX Filters Corp. in the
                                               positions of Controller, Operations Manager and Plant
                                               Manager; and was previously employed at Johanson
                                               Dielectrics, Inc. from November 1997, until he left
                                               to join Uni-Star. He has been a director of the
                                               Company since May 1999.

     The current executive officers of the Company are as follows:

NAME                                     AGE                     POSITION
----                                     ---                     --------
Lawrence Butler........................  40    Chairman and Chief Executive Officer
Robert C. Streiter.....................  42    President and Chief Operating Officer
Steve E. Chupik........................  59    Vice President Administration
James J. Polakiewicz...................  37    Secretary, Treasurer and Chief Financial
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

     Based on a review of the copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten percent holders were complied within a timely manner during fiscal year 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued for services rendered in all capacities on behalf of the Company during the last three fiscal years to the current executive officers who received compensation in excess of $100,000 during the fiscal year ended October 27, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                                                  COMPENSATION
                                                                                     AWARDS
                                                                                  ------------
                                                    ANNUAL COMPENSATION            SECURITIES
                                      FISCAL   -----------------------------       UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR     SALARY     BONUS      OTHER       OPTIONS/SARS   COMPENSATION
---------------------------           ------   --------   --------   -------      ------------   ------------
Lawrence Butler.....................   2002    $245,375   $     --   $    --         50,000        $16,664(1)
  Chairman and Chief Executive         2001     250,250         --        --        125,000         17,550(1)
  Officer                              2000     241,270    175,000        --        100,000         10,350(1)
Robert C. Streiter..................   2002     245,375         --        --        100,000         12,700(2)
  President and Chief Operating        2001     250,250         --                  125,000         12,888(2)
  Officer                              2000     213,750    225,000                  100,000         10,179(2)
Steve E. Chupik.....................   2002     128,400         --        --         10,000         11,813(5)
  Vice President, Administration       2001     128,400         --    12,346(3)      10,000         13,220(5)
                                       2000     123,150     50,000        --         15,000         10,633(5)
James J. Polakiewicz................   2002     127,467         --        --         20,000          4,130(4)
  Chief Financial Officer(6)           2001     115,000     10,000        --         20,000          3,690(4)

---------------

(1) Represents car allowance of $14,400 and 401(k) Employer Matching Contribution of $2,264 for fiscal 2002; represents car allowance of $14,400 and 401(k) Employer Matching Contribution of $3,150 for fiscal 2001; represents car allowance of $7,200 and 401(k) Employer Matching Contribution of $3,150 for fiscal 2000.

(2) Represents car allowance of $7,200 and 401(k) Employer Matching Contribution of $5,500 for fiscal 2002; represents car allowance of $8,200 and 401(k) Employer Matching Contribution of $4,688 for fiscal 2001; represents car allowance of $5,679 and 401(k) Employer Matching Contribution of $4,500 for fiscal 2000.

(3) Represents accrued vacation payments.

(4) Represents 401(k) Employer Matching Contributions.

(5) Represents car allowance of $7,200, medical insurance waiver of $1,000 and 401(k) Employer Matching Contribution of $3,613 for fiscal 2002; represents car allowance of $8,200, medical insurance waiver of $1,200 and 401(k) Employer Matching Contribution of $3,820 for fiscal 2001; represents car allowance of $5,523, medical insurance waiver of $1,000 and 401(k) Employer Matching Contribution of $4,110 for fiscal 2000. Mr. Chupik became an officer within the meaning of Section 16 of the Exchange Act effective as of February 22, 2000.

(6) Mr. Polakiewicz became Chief Financial Officer of the Company in September 2001. Amounts reflected in the table above for 2001 represent his compensation for the entire fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding grants of stock options to the Named Executive Officers during the last fiscal year. No SARs were granted by the Company during the last fiscal year.

                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                        % OF OPTIONS/                                   ANNUAL RATES OF
                                        SARS GRANTED                                   STOCK APPRECIATION
                                        TO EMPLOYEES                                    FOR OPTION TERM
                         OPTIONS/SARS   DURING FISCAL    EXERCISE     EXPIRATION   --------------------------
NAME                       GRANTED         YEAR(1)      PRICE/SHARE    DATE(2)     5% PER YEAR   10% PER YEAR
----                     ------------   -------------   -----------   ----------   -----------   ------------
Lawrence Butler........     50,000          20.2%          $4.98      11/13/2006    $ 68,794       $152,017
Robert C. Streiter.....    100,000          40.4%           4.98      11/13/2006     137,588        301,034
Steve E. Chupik........     10,000           4.0%           2.50        6/6/2007       6,907         15,263
James J. Polakiewicz...     10,000           8.1%           2.50        6/6/2007      20,666         45,666
                            10,000                          4.98      11/13/2006

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED OCTOBER 27, 2002 AND FISCAL YEAR END OPTION VALUES

     The following table sets forth information regarding each exercise of stock options during the fiscal year ended October 27, 2002 by the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons. No Named Executive Officers exercised any options during the fiscal year ended October 27, 2002.

                                                  NUMBER OF                VALUE UNEXERCISED
                                             UNEXERCISED OPTIONS              IN-THE MONEY
                                             AT FISCAL YEAR END        OPTIONS AT FISCAL YEAR END
NAME                                      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                                      -------------------------   ----------------------------
Lawrence Butler.........................       433,335/166,665                    --
Robert C. Streiter......................       258,334/216,666                    --
Steve E. Chupik.........................         60,601/21,666                    --
James J. Polakiewicz....................         34,601/36,665                    --

---------------

Note (1) Fair market value at October 27, 2002 was less than exercise price.

EMPLOYMENT AGREEMENTS

     Effective November 1, 2000, the Company and Mr. L. Butler entered into a three year employment agreement (the "Agreement"). Under the Agreement, Mr. Butler is entitled to a base annual salary of $260,000 for the first year of the term with annual reviews of such base salary by the Compensation Committee. In addition, the Agreement provides for an annual bonus based on the Company's earnings from continuing operations before provision for income taxes. Mr. Butler took a voluntary salary reduction equal to 85% of his base salary for a portion of fiscal year 2002.

     Effective November 1, 2000, the Company entered into a three year employment agreement, with Robert C. Streiter pursuant to which Mr. Streiter is to serve as President and Chief Operating Officer of the Company. Under the agreement, Mr. Streiter is entitled to a base annual salary of not less than $260,000 for the first year of the term with annual reviews of such base salary by the Compensation Committee. In addition, the Agreement provides for an annual bonus based on the Company's earnings from continuing operations before provision for income taxes. The agreement provides that in the event of a change in control, Mr. Streiter may terminate the agreement. Mr. Streiter took a voluntary salary reduction equal to 85% of his base salary for a portion of fiscal year 2002.

COMPENSATION OF DIRECTORS

     In 1998, the Company's Board of Directors and stockholders approved an amendment to the Company's 1994 Stock Option Plan to provide for the annual grant on the date of the Annual Meeting of Stockholders for the 1998, 1999 and 2000 fiscal years of options to purchase 10,000 shares to each director who is not an employee of the Company. During 2001, an amendment to the Company's 1994 Stock Option Plan was approved by the Company's Board of Directors and Stockholders to provide for the annual grant of options to purchase 5,000 shares to each non-employee director elected at the Annual Meeting of Stockholders held in 2001 and 2002. During 2002, an amendment to the Company's 1994 Stock Option Plan was approved by the Company's Board of Directors and Stockholders to provide for automatic grants of options to purchase 5000 shares to each non-employee director elected at Annual Meetings of Stockholders held in 2003 and 2004. Such Options, which are not Incentive Stock Options, are exercisable at the fair market value of Common Stock of the Company on the day of the Annual Meeting, vest one year from the date of the grant and are exercisable until the date that is the earlier of five years from the date of grant or 90 days after the Optionee ceases to be a director of the Company.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board has a Compensation Committee, which currently consists of Marshall D. Butler, Donald Grierson and Frederic A. Heim. For services to the Company, Marshall Butler, formerly Chairman and Chief Executive Officer of the Company, received compensation of $56,250 in fiscal year 2002.

     On October 1, 2002, the Company's wholly-owned subsidiary, Wakefield Thermal Solutions, Inc. ("Wakefield") entered into a sale and leaseback transaction for its 171,235 square foot Pelham, New Hampshire manufacturing facility (the "Property"). Wakefield sold the Property to 33 Bridge Investors, LLC ("33 Bridge"), a newly-formed entity in which Marshall D. Butler, a director of the Company owns 50% of the equity interest, for a purchase price of $4,750,000. In connection with the sale and leaseback transaction, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock, par value $.03 per share, to the members of 33 Bridge, including warrants to purchase 125,000 shares of Common Stock to Marshall D. Butler, at an exercise price of $1.42 per share. The warrants were valued at approximately $274,000 using the Black Sholes method. The book value of the land, buildings and improvements was approximately $6.3 million. Selling costs were approximately $300,000, excluding the value of the warrants. The loss on the sale of the property was $2.1 million ($1.3 million, net of tax).

     Effective on October 1, 2002, 33 Bridge and Wakefield entered into a lease whereby Wakefield leased from 33 Bridge the Property for 15 years at an initial rent of $630,000 per year with annual increases between 2% and 2.5% per annum. Wakefield is responsible for operating expenses including taxes, utilities, insurance and maintenance. As a result of the transaction the Company expects annual expenses initially to increase by $325,000 representing the difference between rental expense and interest and depreciation expense. The obligations of Wakefield under the lease are guaranteed by the Company.

     The purchase price and other terms of the sale and leaseback transaction were the result of arm's length negotiations between representatives of the Company and representatives of 33 Bridge. The terms of the transaction were approved by the members of the Audit Committee of the Company constituted as a Special Committee of Independent Directors. The Company applied the net proceeds to its $5,000,000 principal payment made on October 1, 2002 pursuant to its Credit Agreement, dated December 26, 2000, as amended (the "Credit Agreement").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2002, the number and percentage of outstanding shares of Common Stock of the Company owned beneficially, within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), by (i) each stockholder known by the Company to own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each named executive officer; and (iv) all directors and executive officers, as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

                                                          AMOUNT AND NATURE OF     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)                 BENEFICIAL OWNERSHIP(2)    CLASS(2)
----------------------------------------                 -----------------------   ----------
Marshall D. Butler(3)(4)...............................           837,676             11.7%
Lawrence Butler(5).....................................         1,658,075             21.9%
Richard E. Gormley.....................................            13,334              0.2%
Donald K. Grierson(6)..................................           243,000              3.4%
Frederic A. Heim(3)(7).................................            65,200              0.9%
Dot. Com Partners, L.P.(8).............................           695,038              9.8%
Robert C. Streiter(9)..................................           333,881              4.5%
Steve E. Chupik(10)....................................            74,268              1.0%
James J. Polakiewicz(11)...............................            41,407              0.6%
Dimensional Fund Advisors Inc..........................           444,656              6.3%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401(12)
All Directors and Executive Oficers as a Group (8
  persons)(13).........................................         3,266,841             40.2%

---------------

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

 (4) Includes 76,667 shares which Mr. M. Butler has the right to acquire upon the exercise of stock options within 60 days, 125,000 shares which Mr. Butler has the right to acquire upon the exercise of warrants related to a sales and leaseback transaction and 227,184 shares owned by a trust of which Mr. M. Butler is a trustee.

 (5) Includes 695,038 shares owned by Dot.Com, 231,560 shares owned by trusts of which Mr. L. Butler is trustee, 450,002 shares which Mr. L. Butler has the right to acquire upon the exercise of stock options within 60 days and 17,971 shares held for Mr. L. Butler's account in the Company's 401(k) Plan.

 (6) Includes 35,000 shares which Mr. Grierson has the right to acquire upon the exercise of stock options within 60 days.

 (7) Includes 60,000 shares that Mr. Heim has the right to acquire upon exercise of stock options within 60 days.

 (8) Shares owned by Dot.Com are also included in the number of shares reported as beneficially owned by Mr. L. Butler, the president and sole shareholder of the general partner of Dot.Com.

 (9) Includes 291,668 shares that Mr. Streiter has the right to acquire upon exercise of stock options within 60 days, 14,900 shares owned by Mr. Streiter's spouse as to which Mr. Streiter disclaims beneficial ownership and 3,313 shares held for Mr. Streiter's account in the Company's 401(k) Plan.

(10) Includes 48,601 shares that Mr. Chupik has the right to acquire within 60 days and 13,834 shares held for Mr. Chupik's account in the Company's 401(k) Plan.

(11) Includes 37,944 shares that Mr. Polakiewicz has the right to acquire upon exercise of stock options within 60 days and 3,438 shares held for Mr. Polakiewicz's account in the Company's 401(k) Plan.

(12) Dimensional Fund Advisors Inc. ownership as of September 30, 2002.

(13) Includes 1,013,216 shares which individuals in the group have the right to acquire upon the exercise of stock options which are exercisable within 60 days, 38,556 shares held for the accounts of the individuals in the group in the Company's 401(k) Plan, 695,038 shares held by Dot.Com, 231,560 shares owned by trusts of which Mr. L. Butler is trustee, and 227,184 shares owned by a trust of which Mr. M. Butler is a trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 1, 2002, the Company's wholly-owned subsidiary, Wakefield Thermal Solutions, Inc. entered into a sale and leaseback transaction for its 171,235 square foot Pelham, New Hampshire manufacturing facility. Wakefield sold the Property to 33 Bridge Investors, LLC ("33 Bridge"), a newly-formed entity in which Marshall D. Butler, a director of the Company owns 50% of the equity interest, for a purchase price of $4,750,000. In connection with the sale and leaseback transaction, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock, par value $.03 per share, of the Company to the members of 33 Bridge, including warrants to purchase 125,000 shares of Common Stock to Marshall D. Butler, at an exercise price of $1.42 per share. The Company incurred rental expense of approximately $61,000 in October 2002 related to this lease.

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     The Company's chief executive and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")), as of a date within ninety days before the filing of this annual report. Based on that evaluation, the chief executive and chief financial officer has concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS.

     There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

          (1) Consolidated Financial Statements

          (2) Financial Statement Schedules:

          Schedule II -- Valuation and Qualifying Accounts, page S-1.

          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          (3) Exhibits:

          The exhibits listed in the accompanying Index to Exhibits on are filed or incorporated by reference as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K

     The Company filed a Form 8-K, dated October 1, 2002 reporting under Item 5, Other Events and Regulation FD Disclosure that the Company entered into a sale and leaseback transaction for its Pelham, New Hampshire manufacturing facility and that the Company and its Lenders under the Credit Agreement entered into a Fourth Amendment to the Credit Agreement.

                         ALPHA TECHNOLOGIES GROUP, INC.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.
-------
 2.1       --  Stock Purchase Agreement Between Mestek, Inc. and Alpha
               Technologies Group, Inc. dated September 18, 2000 (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such
               exhibits and schedules upon request of the Commission.)(1)
 2.2       --  Amendment No. 1 dated November 10, 2000 to the Stock
               Purchase Agreement dated September 18, 2000 by and between
               Mestek, Inc. and Alpha Technologies Group, Inc.(1)
 2.3       --  Stock Purchase Agreement By and Among Alpha Technologies
               Group, Inc., Uni-Star Industries, Inc., Tyco Electronics
               Corporation and Tyco Electronics UK Ltd. dated July 28,
               2000. (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the
               Commission.)(2)
 2.4       --  Asset Purchase Agreement By and Between Malco Technologies,
               Inc., Alpha Technologies Group, Inc., and MTAC LLC dated
               November 8, 2000.(Exhibits and schedules pursuant to the
               Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.)(3)
 3.1       --  Certificate of Incorporation of the Company, as amended through April 18, 1995.(4)(5)
 3.1(a)    --  Amendment to Certificate of Incorporation dated April 19,
               1995(6)
 3.2       --  By-laws of the Company.(6)
 4.1       --  Credit Agreement among Alpha Technologies Group, Inc., The
               Lenders Parties thereto, Union Bank of California, N.A. as
               Sole Lead Arranger and Union Bank of California, N.A. as
               Administrative Agent dated December 26, 2000. (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.)(1)
 4.2       --  Amendment to Credit Agreement and Waiver dated January 28,
               2002 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N.A. as administrative agent for the Lenders including as Exhibit B thereto the
               form of Warrant to purchase shares of Common Stock issued to the Lenders and Agent(17)
 4.3       --  Second Amendment to Credit Agreement and Waiver, dated as of
               March 4, 2002 among Alpha Technologies Group, Inc., the
               Lenders party thereto and Union Bank of California, N.A., as administrative agent for the Lenders. Exhibits to this
               second amendment have not been filed by the Registrant who hereby undertakes to file such exhibits upon request of the
               Commission.(18)
 4.4       --  Third Amendment to Credit Agreement and Waiver, dated as of
               July 24, 2002 among Alpha Technologies Group, Inc., the
               Lenders party thereto and Union Bank of California, N. A., as administrative Agent for the Lenders. (Exhibits to this
               Amendment have not been filed by the Registrant, who hereby undertakes to file such exhibits upon the request of the
               Commission.(19)
 4.5       --  Fourth Amendment to the Credit Agreement between the Company and the Lenders named therein dated September 27, 2002.
               (Exhibits to this Amendment have not been filed by the
               Registrant, who hereby undertakes to file such exhibits upon the request of the Commission.)(20)
 4.6       --  Fifth Amendment to the Credit Agreement between the Company and the Lenders named therein dated February 6, 2003.
               (Exhibits to this Amendment have not been filed by the
               Registrant, who hereby undertakes to file such exhibits upon the request of the Commission.)(Filed Herewith)
10.1       --  Registrant's 1985 Stock Option Plan, together with
               amendments hereto.(5)(7)(8)(9)*
10.8       --  Registrant's 1994 Stock Option Plan as amended and
               restated.(16)*
10.3       --  Indenture of Lease Agreement dated as of December 20, 1994 by and between Richard J. Tobin, as Trustee of JLN Realty
               Trust, under Declaration of Trust dated June 15, 1981 and
               filed with Bristol County Fall River District Registry of
               Deeds Land Court Records as Document 12977, and Wakefield
               Engineering, Inc.(6)

EXHIBIT
  NO.
-------
10.4(a)    --  Lease modification and extension agreement dated February 4,
               1998 by and between Richard J.Tobin as Trustee u/d/t dated
               June 15, 1981 and entitled "J L N Realty Trust" and
               Wakefield Engineering, Inc.(9)
10.8       --  Industrial Space Lease dated as of September 29, 1995 by and between Rancon Income Fund I and Wakefield Engineering,
               Inc.(6)
10.6       --  Lease dated October 31, 1979 by and between Landcee
               Investment Co. and Lockhart Industries, Inc. together with addendum and amendments thereto.(13)
10.6(a)    --  Letter Agreement -- Lease Extension dated August 8, 1999 between Landcee Investment Company and Lockhart Industries,
               Inc.(14)
10.7       --  Lease dated August 29, 1984 by and between Garfield-Pacific
               Development Co. and Lockhart Industries, Inc., together with addendums and amendments thereto.(13)
10.7(a)    --  Letter Agreement--Lease Extension dated August 8, 1999 between Garfield Pacific Development Co. and Lockhart
               Industries, Inc.(14)
10.8       --  Lease dated September 1, 1993 between B&K Investment Corp.
               and Specialty Extrusions, Ltd., together with assignment
               thereof dated June 30, 1995 from Specialty Extrusions, Ltd.
               to Specialty Acquisition Corp. (now known as Specialty
               Extrusion Corp.)(6)
10.8(a)    --  First Amendment of Lease dated September 28, 1999 between
               B&K Investment Company and Wakefield Extrusion Company (now
               known as Specialty Extrusion Corp.)(14)
10.9       --  Lease dated October 1, 2002 between 33 Bridge Investors, LLC and Wakefield Thermal Solutions, Inc.(20)
10.10      --  Purchase and Sale Agreement dated September 27, 2002 between
               Wakefield Thermal Solutions, Inc. and 33 Bridge Street
               Investors, LLC.(20)
10.11      --  Employment Agreement dated November 1, 2000 between Lawrence
               Butler and Alpha Technologies Group, Inc.(6)*
10.12      --  Employment agreement dated November 1, 2000 between Robert
               Streiter and Alpha Technologies Group, Inc.(6)*
16.        --  Letter from Grant Thornton LLP, dated May 14, 2002. (21)
21.        --  Subsidiaries of Registrant.(Filed Herewith)
23.1       --  Independent Auditors' Consent of Deloitte Touche LLP.(Filed
               Herewith)
23.2       --  Consent of Independent Public Accountants -- Grant Thornton
               LLP (Filed Herewith)
99.1       --  Certification by Chief Executive Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)
99.2       --  Certification by Chief Financial Officer pursuant to 18
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

(16) Incorporated herein by reference to the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, dated April 10, 2002.

(17) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 28, 2001 filed on February 11, 2002.

(18) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended January 27, 2002 filed on March 13, 2002.

(19) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended July 28, 2002 filed on September 11, 2002.

(20) Incorporated herein by reference to the Company's Form 8-K filed on October 4, 2002.

(21) Incorporated herein by reference to the Company's Form 8-K/A filed on June 11, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALPHA TECHNOLOGIES GROUP, INC.

                                          By:      /s/ LAWRENCE BUTLER
                                            ------------------------------------
                                                     (Lawrence Butler)
                                            Chairman and Chief Executive Officer

Date: February 6, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ LAWRENCE BUTLER
 ------------------------------------------------
                (Lawrence Butler)                    Chairman, Chief Executive Officer   February 6, 2003
                                                               and Director
                                                       (Principal Executive Officer)


              /s/ ROBERT C. STREITER
 ------------------------------------------------
               (Robert C. Streiter)                      Chief Operating Officer,        February 6, 2003
                                                          President and Director


             /s/ JAMES J. POLAKIEWICZ
 ------------------------------------------------
              (James J. Polakiewicz)                      Chief Financial Officer        February 6, 2003
                                                         (Principal Financial and
                                                            Accounting Officer)


              /s/ MARSHALL D. BUTLER
 ------------------------------------------------
               (Marshall D. Butler)                              Director                February 6, 2003


              /s/ RICHARD E. GORMLEY
 ------------------------------------------------
               (Richard E. Gormley)                              Director                February 6, 2003


              /s/ DONALD K. GRIERSON
 ------------------------------------------------
               (Donald K. Grierson)                              Director                February 6, 2003


               /s/ FREDERIC A. HEIM
 ------------------------------------------------
                (Frederic A. Heim)                               Director                February 6, 2003

                                 CERTIFICATIONS

Pursuant to the requirements of the Section 302 of the Sarbanes-Oxley Act of 2002,

I, Lawrence Butler, certify that:

1. I have reviewed this annual report on Form 10-K of Alpha Technologies Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ LAWRENCE BUTLER
                                          --------------------------------------
                                                     Lawrence Butler
                                                 Chief Executive Officer

Date: February 6, 2003

                                 CERTIFICATIONS

Pursuant to the requirements of the Section 302 of the Sarbanes-Oxley Act of 2002,

I, James J. Polakiewicz, certify that:

1. I have reviewed this annual report on Form 10-K of Alpha Technologies Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ JAMES J. POLAKIEWICZ
                                          --------------------------------------
                                                   James J. Polakiewicz
                                                 Chief Financial Officer

Date: February 6, 2003

                         ALPHA TECHNOLOGIES GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report -- Deloitte & Touche LLP.......   F-2
Independent Certified Public Accountants Report -- Grant
  Thornton LLP..............................................   F-3
Consolidated Balance Sheets -- October 27, 2002 and October
  28, 2001..................................................   F-4
Consolidated Statements of Operations -- For the fiscal
  years ended October 27, 2002, October 28, 2001 and October
  29,2000...................................................   F-5
Consolidated Statements of Stockholders' Equity -- For the
  fiscal years ended October 27, 2002, October 28, 2001 and
  October 29, 2000..........................................   F-6
Consolidated Statements of Cash Flows -- For the fiscal
  years ended October 27, 2002, October 28, 2001 and October
  29, 2000..................................................   F-7
Notes to Consolidated Financial Statements..................   F-9
Financial Statement Schedule Valuation and Qualifying
  Accounts..................................................   S-1

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.:

     We have audited the accompanying consolidated balance sheet of Alpha Technologies Group, Inc. (a Delaware corporation) and Subsidiaries as of October 27, 2002, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the information for the year ended October 27, 2002 contained within the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alpha Technologies Group, Inc. and Subsidiaries as of October 27, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information for the year ended October 27, 2002 contained within such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1, in 2002 the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 7, 2003 (February 6, 2003 as to Note 7)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.

     We have audited the accompanying consolidated balance sheet of Alpha Technologies Group, Inc. (a Delaware corporation) and Subsidiaries as of October 28, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended October 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Technologies Group, Inc. and Subsidiaries as of October 28, 2001 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended October 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the two years in the period ended October 28, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas
December 14, 2001

                         ALPHA TECHNOLOGIES GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 27,   OCTOBER 28,
                                                                 2002          2001
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                 SHARE-RELATED DATA)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    751       $ 2,701
  Trade accounts receivable, net of allowance for doubtful
     accounts of $245 at October 27, 2002 and $204 at
     October 28, 2001.......................................      7,198         9,317
  Inventories, net..........................................      7,585         8,049
  Prepaid expenses..........................................      1,201           921
                                                               --------       -------
     Total current assets...................................     16,735        20,988
PROPERTY AND EQUIPMENT, net.................................     14,991        24,531
GOODWILL, net...............................................     12,980        28,582
DEFERRED INCOME TAXES.......................................      9,608         1,997
OTHER ASSETS, net...........................................      1,319         1,353
                                                               --------       -------
     TOTAL ASSETS...........................................   $ 55,633       $77,451
                                                               ========       =======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade...................................   $  2,967       $ 4,522
  Accrued compensation and related benefits.................        700         1,000
  Other current liabilities.................................        584         1,833
  Current portion of long-term debt.........................      3,000        32,600
                                                               --------       -------
     Total current liabilities..............................      7,251        39,955
REVOLVING CREDIT FACILITY...................................      3,200            --
LONG-TERM DEBT..............................................     18,650            --
OTHER LONG-TERM LIABILITIES.................................        652           626
                                                               --------       -------
     Total liabilities......................................     29,753        40,581
COMMITMENT AND CONTINGENCIES................................         --            --
STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value; 180,000 shares
     authorized; no shares issued or outstanding............         --            --
  Common stock, $.03 par value; 17,000,000 shares
     authorized; 8,529,826 shares issued at October 27, 2002
     and 8,526,660 shares issued at October 28, 2001........        256           256
  Additional paid-in capital................................     47,336        46,895
  Accumulated deficit.......................................    (15,530)       (4,042)
  Accumulated other comprehensive (loss)....................       (288)         (345)
  Treasury stock, at cost; 1,419,490 common shares at
     October 27, 2002 and October 28, 2001..................     (5,894)       (5,894)
                                                               --------       -------
     TOTAL STOCKHOLDERS' EQUITY.............................     25,880        36,870
                                                               --------       -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............   $ 55,633       $77,451
                                                               ========       =======

              See notes to the consolidated financial statements.

                         ALPHA TECHNOLOGIES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE YEARS ENDED
                                                              ---------------------------------------
                                                              OCTOBER 27,   OCTOBER 28,   OCTOBER 29,
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT SHARES AND PER
                                                                            SHARE DATA)
SALES.......................................................   $ 55,574       $67,914       $61,547
COST OF SALES...............................................     47,343        53,940        43,136
                                                               --------       -------       -------
  Gross profit..............................................      8,231        13,974        18,411
                                                               --------       -------       -------
OPERATING EXPENSES
  Research and development..................................        496           926           831
  Selling, general and administrative.......................      6,117         9,031         8,722
  Goodwill impairment charge................................     15,602            --            --
  Restructuring and other non recurring charges.............         --           822            --
                                                               --------       -------       -------
    Total operating expenses................................     22,215        10,779         9,553
                                                               --------       -------       -------
OPERATING (LOSS) INCOME.....................................    (13,984)        3,195         8,858
LOSS ON SALE OF LAND AND BUILDING TO RELATED PARTIES........     (2,097)           --            --
INTEREST INCOME.............................................         30           201           187
OTHER INCOME, net...........................................         --            72           145
LOSSES ASSOCIATED WITH DEBT EXTINGUISHMENTS AND
  MODIFICATIONS.............................................       (561)         (650)           --
INTEREST EXPENSE............................................     (2,510)       (2,546)         (692)
                                                               --------       -------       -------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES...    (19,122)          272         8,498
(BENEFIT) PROVISION FOR INCOME TAXES:
  CURRENT...................................................         --            63           403
  DEFERRED..................................................     (7,634)          102           177
                                                               --------       -------       -------
(BENEFIT) PROVISION FOR INCOME TAX..........................     (7,634)          165           580
                                                               --------       -------       -------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................    (11,488)          107         7,918
(LOSS) INCOME FROM DISCONTINUED OPERATION, net of applicable
  taxes.....................................................         --           (79)          996
GAIN ON SALE OF DISCONTINUED OPERATION, net of applicable
  taxes.....................................................         --           277         6,478
                                                               --------       -------       -------
NET (LOSS) INCOME...........................................   $(11,488)      $   305       $15,392
                                                               ========       =======       =======
EARNINGS (LOSS) PER COMMON SHARE BASIC:
  (Loss) income from continuing operations..................   $  (1.62)      $  0.02       $  1.17
  (Loss) income from discontinued operations................         --         (0.01)         0.15
  Gain on sale of discontinued operation....................         --          0.03          0.96
                                                               --------       -------       -------
    Net (loss) income.......................................   $  (1.62)      $  0.04       $  2.28
                                                               ========       =======       =======
DILUTED:
  (Loss) income from continuing operations..................   $  (1.62)      $  0.02       $  1.07
  (Loss) income from discontinued operations................         --         (0.01)         0.13
  Gain on sale of discontinued operation....................         --          0.03          0.87
                                                               --------       -------       -------
    Net (loss) income.......................................   $  (1.62)      $  0.04       $  2.07
                                                               ========       =======       =======
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING
  Basic.....................................................      7,110         7,038         6,760
  Diluted...................................................      7,110         7,468         7,428

              See notes to the consolidated financial statements.

                         ALPHA TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME
  FOR THE YEARS ENDED OCTOBER 27, 2002, OCTOBER 28, 2001 AND OCTOBER 29, 2000

                                                                 RETAINED      ACCUMULATED
                                 COMMON STOCK      ADDITIONAL    EARNINGS         OTHER         TREASURY STOCK          TOTAL
                              ------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE   -------------------   STOCKHOLDERS'
                               SHARES     AMOUNT    CAPITAL      (DEFICIT)    INCOME (LOSS)    SHARES     AMOUNT       EQUITY
                              ---------   ------   ----------   -----------   -------------   ---------   -------   -------------
                                                              (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance, October 31, 1999...  7,959,007    $239     $43,828      $(19,739)        $ (22)      1,394,353   $(5,804)     $18,502
Comprehensive income:
    Net income..............         --      --          --        15,392            --              --       --        15,392
Cumulative translation
  adjustments...............         --      --          --            --            22              --       --            22
                                                                                                                       -------
Comprehensive income........                                                                                            15,414
Issuance to employees
  pursuant to stock option
  plans.....................    210,338       6         349            --            --              --       --           355
Compensation associated with
  stock options.............         --      --         244            --            --              --       --           244
                              ---------    ----     -------      --------         -----       ---------   -------      -------
Balance October 29, 2000....  8,169,345     245      44,421        (4,347)           --       1,394,353   (5,804)       34,515
Comprehensive loss:
Net income..................         --      --          --           305            --              --       --           305
Change in value of interest
  rate swap (net of
  applicable taxes).........         --      --          --            --          (345)             --       --          (345)
                                                                                                                       -------
Comprehensive loss..........                                                                                               (40)
Tax benefit of disqualifying
  disposition of incentive
  stock options.............         --      --         559            --            --              --       --           559
Right offering proceeds.....    270,946       8       1,956            --            --              --       --         1,964
Right offering expense......         --      --        (221)           --            --              --       --          (221)
Issuance to employees
  pursuant to stock option
  plans.....................     86,369       3         168            --            --              --       --           171
Stock repurchases...........         --      --          --            --            --          25,137      (90)          (90)
Compensation associated with
  stock options.............         --      --          12            --            --              --       --            12
                              ---------    ----     -------      --------         -----       ---------   -------      -------
Balance October 28, 2001....  8,526,660     256      46,895        (4,042)         (345)      1,419,490   (5,894)       36,870
Comprehensive loss:
  Net loss..................         --      --          --       (11,488)           --              --       --       (11,488)
Change in value of interest
  rate swap (net of
  applicable taxes).........         --      --          --            --            57              --       --            57
                                                                                                                       -------
Comprehensive loss..........                                                                                           (11,431)
Issuance of warrants
  pursuant to loan
  restructuring.............         --      --         148            --            --              --       --           148
Issuance of warrants
  pursuant to sale of
  facility..................         --      --         274            --            --              --       --           274
Issuance to employees
  pursuant to stock option
  plans.....................      3,166      --           7            --            --              --       --             7
Compensation associated with
  stock options.............         --      --          12            --            --              --       --            12
                              ---------    ----     -------      --------         -----       ---------   -------      -------
Balance October 27, 2002....  8,529,826    $256     $47,336      $(15,530)        $(288)      1,419,490   $(5,894)     $25,880
                              =========    ====     =======      ========         =====       =========   =======      =======

              See notes to the consolidated financial statements.

                         ALPHA TECHNOLOGIES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED
                                                              ---------------------------------------
                                                              OCTOBER 27,   OCTOBER 28,   OCTOBER 29,
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................   $(11,488)     $    305       $15,392
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization..........................      3,775         4,985         2,700
     Goodwill impairment charge.............................     15,602            --            --
     Gain on sale of discontinued operation.................         --          (277)       (6,478)
     (Gain) loss on sale of property and equipment..........         --           (44)           34
     Loss on sale of land and building to related party.....      2,097            --            --
     Losses associated with debt extinguishment and
       modifications........................................        561           650            --
     Deferred stock compensation expense....................         12            12             7
     Tax benefit of disqualifying disposition of incentive
       stock options........................................         --           105            --
     Deferred income taxes..................................     (7,641)          123           177
  Net cash provided by discontinued operations..............         --           151            79
  Changes in assets and liabilities:
     Accounts receivable....................................      2,119         5,024        (2,983)
     Inventories............................................        464         1,211          (931)
     Prepaid expenses.......................................        (37)          284          (301)
     Accounts payable.......................................     (1,555)       (1,682)         (140)
     Accrued compensation and related benefits..............       (300)       (1,043)          518
     Other liabilities......................................     (1,136)         (269)       (1,002)
                                                               --------      --------       -------
     Net cash provided by operating activities..............      2,473         9,535         7,072
                                                               --------      --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............      4,490           110            20
  Proceeds from business divestitures.......................         --         2,200        12,300
  Purchase of property and equipment........................       (459)       (1,288)       (3,105)
  Expenditures for business acquisitions....................         --       (49,551)           --
  Increase in other assets..................................        (55)         (105)         (132)
                                                               --------      --------       -------
     Net cash provided by (used in) investing activities....      3,976       (48,634)        9,083
                                                               --------      --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...................          7           171           355
  Proceeds from stock rights offering.......................         --         1,964            --
  Expenses for stock rights offering........................         --          (221)           --
  Payments to repurchase common stock.......................         --           (90)           --
  Payments for bank amendment fees..........................       (656)           --            --
  Payments for debt issue costs.............................         --        (1,327)           --
  Proceeds from revolving credit lines......................      3,500         7,200        69,654
  Payments on revolving credit lines........................     (2,500)       (5,000)      (72,453)
  Proceeds from long-term debt..............................         --        35,000            --

                                                                        FOR THE YEARS ENDED
                                                              ---------------------------------------
                                                              OCTOBER 27,   OCTOBER 28,   OCTOBER 29,
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
  Payments on long-term debt................................     (8,750)       (8,261)       (1,580)
                                                               --------      --------       -------
     Net cash (used in) provided by financing activities....     (8,399)       29,436        (4,024)
                                                               --------      --------       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (1,950)       (9,663)       12,131
CASH AND CASH EQUIVALENTS, beginning of year................      2,701        12,364           233
                                                               --------      --------       -------
CASH AND CASH EQUIVALENTS, end of year......................   $    751      $  2,701       $12,364
                                                               ========      ========       =======
NON CASH ACTIVITY:
  Tax benefits of disqualifying dispositions................   $     --      $    559       $    --
  Issuance of warrants related to debt extinguishment.......   $    148      $     --       $    --
  Issuance of warrants related to sale of property..........   $    274      $     --       $    --

               See notes to the consolidated financial statements

                         ALPHA TECHNOLOGIES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Alpha Technologies Group, Inc. ("Alpha" or the "Company") designs, extrudes, fabricates and sells thermal management and non-thermal fabricated products for use in a variety of industries including automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace, defense, microprocessor and computer industries. The Company extrudes aluminum for its use in the production of thermal management and non-thermal fabricated products and sells aluminum extrusions to a variety of industries including the construction, sporting goods and other leisure activity markets.

RECENT RESULTS OF OPERATIONS

     The Company has been impacted by the economic downturn and has suffered a decline in revenues and profitability. In addition, this operational downturn has resulted in noncompliance with the terms and conditions contained in the Company's credit agreement. The Company has taken action to control expenses, through cost containment and headcount reduction, and has negotiated amendments to the terms and conditions of its credit agreement. As a result of these actions, the Company believes that sufficient liquidity exists to support operations for at least the forthcoming fiscal year.

ACCOUNTING PERIODS

     The Company follows a 4-5-4 week quarterly accounting period cycle wherein each quarter consists of two four week months and one five week month. The last day of the fiscal year is always the last Sunday in October.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alpha and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. As more fully described in Note 3 -- Discontinued Operations, the financial statements have been reclassified to present the connector business, which was sold in July 2000, and the subsystems business, which was sold on November 17, 2000, as discontinued operations. Additionally, certain reclassifications were made to fiscal 2001 to conform to fiscal 2002 presentations.

USE OF ESTIMATES AND OTHER UNCERTAINTIES

     The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. While we believe that our allowance for doubtful accounts and sales returns is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer's credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales could be adversely affected.

REVENUE RECOGNITION AND ALLOWANCES FOR SALES RETURNS, DOUBTFUL ACCOUNTS AND WARRANTIES

     The Company recognizes revenues when (1) persuasive evidence of an arrangement exists, (2) products and services have been delivered to the ultimate customers, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. The Company's shipping terms are generally FOB shipping point.

                         ALPHA TECHNOLOGIES GROUP, INC.

     Allowances for doubtful accounts are provided for account receivables considered uncollectible. Reserve for sales returns are provided in the period in which the related sale is recognized. The allowance for doubtful accounts and sales returns is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns.

     The Company does not generally provide a warranty on the goods that it sells. However, customers do have the right to return merchandise deemed defective when received. These returns generally occur at the point of delivery when the goods are subject to customer inspections. Reserves for these potential returns are provided when the related sale is recognized. Claims for defective goods have not been significant in any period presented.

     The following is a roll forward of the allowances provided for doubtful accounts and sales returns (including returns related to defective goods):

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 27,   OCTOBER 28,   OCTOBER 29,
                                                         2002          2001          2000
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Balance at beginning of year........................     $204          $270          $298
Provisions recorded.................................       96             9            46
Write-offs, net of recoveries.......................      (55)          (75)          (74)
                                                         ----          ----          ----
Balance at end of year..............................     $245          $204          $270
                                                         ====          ====          ====

RISK MANAGEMENT AND HEDGING ACTIVITY

     The Company's current risk management strategies include the use of an interest rate swap (see Note 7) to hedge against the impact on cash flows of changes in interest rates. The interest rate swap is designated as a cash flow hedge of specific variable rate debt and is carried on the balance sheets at fair value. The Company evaluates its interest rate swap each quarter to determine if it is effective. No other derivative instruments are held. The effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred. Amounts related to ineffectiveness have not been significant to date.

INVENTORIES AND INVENTORY RESERVES

     Inventories are stated at the lower of cost or market and are priced using the first-in, first-out method. Inventory purchases and commitments are based upon future demand forecasts for our products and our current level of inventory. Inventory reserves have been established for excess and obsolete items. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and as a result, our gross profit margin could be adversely affected.

                         ALPHA TECHNOLOGIES GROUP, INC.

     The following is a roll forward of reserves provided for inventory:

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 27,   OCTOBER 28,   OCTOBER 29,
                                                         2002          2001          2000
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Balance at beginning of year........................     $ 863         $ 329        $1,161
Provisions recorded.................................        36           906           167
Write-offs, net of recoveries.......................      (239)         (372)         (999)
                                                         -----         -----        ------
Balance at end of year..............................     $ 660         $ 863        $  329
                                                         =====         =====        ======

PROPERTY AND EQUIPMENT

     The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of such assets, ranging from three to fifteen years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the leased assets.

GOODWILL AND LONG-LIVED ASSETS

     The Company performs impairment analyses of its long-lived assets whenever events and circumstances indicate that they may be impaired. Prior to 2002, all long-lived assets were assessed for impairment by comparison of the total amount of undiscounted cash flows expected to be generated by such assets to their carrying value. Long-lived assets, other than goodwill, continue to be evaluated using this method and no adjustments have been required to date.

     In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other acquired intangible assets. In particular, SFAS No. 142 mandates a fair value approach to assessing the potential impairment of goodwill and other intangibles with indeterminable lives. No impairment was noted as of the date of adoption. The Company engaged an independent valuation advisory firm to conduct its initial annual impairment test as of the designated test date, June 1, 2002, and as a result of that test concluded that approximately $15.6 million of the goodwill carried as of that date was impaired. The fair value of the Company's single reporting unit was determined by using established valuation techniques, specifically, the income, market and cost approaches. Management believes that this impairment was caused by the downturn in the economy which severely impacted the markets served by the Company's products. This impairment has been reported as a separate component of operating expenses in the Consolidated Statement of Operations for year ended October 27, 2002. Goodwill, net of amortization, has been reduced from $28.6 million at October 28, 2001 to $13.0 million at October 27, 2002. The accumulated amortization for goodwill was $2.3 million as of October 27, 2002 and October 28, 2001 and $1.0 million as of October 29, 2000. Amortization expense of approximately $1.3 million and $181,000 was recorded in fiscal years 2001 and 2000,respectively. No amortization was recorded in fiscal year 2002 following adoption of SFAS No. 142.

                         ALPHA TECHNOLOGIES GROUP, INC.

     The following reconciliation summarizes the impact that the adoption of SFAS No. 142 had on the Company's net (loss) income and earnings per share.

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 27,   OCTOBER 28,   OCTOBER 29,
                                                         2002          2001          2000
                                                      -----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net (loss) income:
Net (loss) income, as reported......................   $(11,488)      $  305        $15,392
Add: Goodwill amortization(1).......................         --          765            168
     Goodwill impairment charge(1)..................      9,954           --             --
                                                       --------       ------        -------
  Adjusted net income (loss)........................   $ (1,534)      $1,070        $15,560
                                                       ========       ======        =======
Basic earnings per share:
Net (loss) income, as reported......................   $  (1.62)      $ 0.04        $  2.28
Add: Goodwill amortization(1).......................         --         0.11           0.02
     Goodwill impairment charge(1)..................       1.40           --             --
                                                       --------       ------        -------
  Adjusted net income (loss)........................   $  (0.22)      $ 0.15        $  2.30
                                                       ========       ======        =======
Diluted earnings per share:
Net (loss) income, as reported......................   $  (1.62)      $ 0.04        $  2.07
Add: Goodwill amortization(1).......................         --         0.10           0.02
     Goodwill impairment charge(1)..................       1.40           --             --
                                                       --------       ------        -------
  Adjusted net income (loss)........................   $  (0.22)      $ 0.14        $  2.09
                                                       ========       ======        =======

---------------

Note (1) -- Net of applicable taxes

LOSS CONTINGENCIES

     We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes net income or loss, plus other comprehensive income (loss). Other comprehensive loss in fiscal year 2002 and 2001 consists of fair value adjustments related to the interest rate swap agreement. Other comprehensive income in fiscal year 2000 consists of foreign currency translation adjustments.

STOCK-BASED COMPENSATION

     The Company employs the intrinsic value based method of accounting for stock options. The intrinsic method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price. Compensation related to awards to non-employees is measured using the fair value method.

                         ALPHA TECHNOLOGIES GROUP, INC.

INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are provided to the extent that recoverability of tax assets is not considered likely.

NEW ACCOUNTING PRONOUNCEMENTS

     FASB has issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective November 1, 2002. SFAS No. 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its financial statements.

     In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The Company adopted SFAS No. 145 during 2002, and has classified gains and losses resulting from the extinguishment of debt as a separate component of income from continuing operations. The 2001 statement of operations has been reclassified to reflect the 2001 loss on debt extinguishment as a component of operations.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

2.  ACQUISITIONS

     On January 9, 2001, the Company purchased all of the outstanding Common Stock of National Northeast Corporation ("NNE") from Mestek, Inc.(the "Seller"). The purchase price was $49,900,000 in cash, subject to adjustment based upon working capital as of the Closing. Pursuant to the SPA, the Seller and certain of its affiliates agreed not to engage in the manufacture and sale of aluminum extrusions and aluminum heat sinks for four and one half years. Alpha used $14,800,000 of its cash on hand and $39,800,000 in borrowings under its credit facility to pay the purchase price and $1,300,000 in transaction costs and costs for the credit facility and to satisfy $3,400,000 in outstanding debt under its old credit facilities, including a $378,000 early termination fee. The acquisition has been accounted for as a purchase transaction, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for the acquisition based upon their estimated fair values. The Company initially elected to amortize the portion of the purchase price allocated to goodwill over 20 years. Amortization ceased upon adoption of SFAS No. 142. The operating results of NNE have been included in the Company's consolidated results of operations since its acquisition date.

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

                         ALPHA TECHNOLOGIES GROUP, INC.

Company's connector business and subsystems business as discontinued operations. Net income included in the following unaudited pro forma summary does not reflect the effect of income from discontinued operations or the gain on sale of discontinued operations.

PROFORMA RESULTS

                                                                 FOR THE YEARS ENDED
                                                              -------------------------
                                                              OCTOBER 28,   OCTOBER 29,
                                                                 2001          2000
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Sales.......................................................    $73,966       $97,696
Income from continuing operations before interest and
  taxes.....................................................    $ 2,871       $12,517
Income from continuing operations...........................    $    42       $ 7,481
Earnings per share (basic)..................................    $   .01       $  1.06
Earnings per share (diluted)................................    $    --       $  0.97

3.  DISCONTINUED OPERATIONS

     On July 28, 2000, the Company sold its connector business, Uni-Star Industries, Inc. ("Uni-Star" or the "Business") to Tyco Electronics Corporation and Tyco Electronics UK Ltd. (the "Buyer"). The sale included 100% of the outstanding stock of Uni-Star Industries, Inc. and Microdot Connectors Europe, Ltd. (a wholly owned UK subsidiary of Uni-Star) and the agreement by Alpha and certain of their affiliates not to engage in the connector business for five years. Alpha initially received $12,300,000, in cash, subject to reduction if Uni-Star's net assets were less than $3,986,000 as of the closing date. A subsequent payment of $325,000 was made to the seller in 2001. The sale resulted in a gain of $6,478,000, net of income tax expense of $640,000.

     On November 17, 2000, Malco Technologies Group, Inc., a wholly-owned subsidiary of Alpha, sold substantially all of the assets and the subsystems business (the "Business") located in Colmar, Pennsylvania, to a privately owned company (the "Buyer"). The sale included Malco's accounts receivable, inventory, machinery, equipment, tools, business machines, office furniture and fixtures and certain intangibles including but not limited to customer lists, trade names and engineering designs and the agreement by Alpha and certain of their affiliates not to engage in any business, directly or indirectly, that competes with Malco for three years. Alpha received $2,200,000 in cash plus a three-year, 12% note for $300,000 and Buyer assumed certain payables and liabilities of the Business. The sale resulted in a gain of $277,000, net of income tax expense of $70,000.

4.  INVENTORIES

     Inventories consisted of the following on:

                                                              OCTOBER 27,   OCTOBER 28,
                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Raw materials and components................................    $2,598        $2,871
Work in process.............................................     3,219         3,960
Finished goods..............................................     2,428         2,081
                                                                ------        ------
                                                                 8,245         8,912
Reserves....................................................      (660)         (863)
                                                                ------        ------
                                                                $7,585        $8,049
                                                                ======        ======

                         ALPHA TECHNOLOGIES GROUP, INC.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following on:

                                                              OCTOBER 27,   OCTOBER 28,
                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Land........................................................   $     --      $  1,320
Building & improvements.....................................         --         5,178
Machinery & equipment.......................................     30,932        31,050
Leasehold improvements......................................      1,134         1,281
                                                               --------      --------
                                                                 32,066        38,829
Accumulated depreciation and amortization...................    (17,075)      (14,298)
                                                               --------      --------
                                                               $ 14,991      $ 24,531
                                                               ========      ========

6.  ACCRUED COMPENSATION AND RELATED BENEFITS

     Accrued compensation and related benefits consisted of the following on:

                                                              OCTOBER 27,   OCTOBER 28,
                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Accrued compensation........................................     $680         $  913
Other.......................................................       20             87
                                                                 ----         ------
                                                                 $700         $1,000
                                                                 ====         ======

7.  DEBT AND REVOLVING CREDIT FACILITIES

     Revolving Credit Facilities and Term Debt consisted of the following on:

                                                              OCTOBER 27,   OCTOBER 28,
                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Variable-rate revolving credit facility (interest rate of
  5.31% at October 27, 2002), interest payable monthly,
  principal is repaid and re-borrowed based on cash
  requirements..............................................    $ 3,200      $  2,200
Variable-rate term notes (interest rate of 5.58% on $750,000 and 5.26% on $8.9 million at October 27, 2002), interest
  is payable monthly, principal is payable quarterly........      9,650        15,150
Variable-rate term note under swap agreement (interest rate
  of 8.47% at October 27, 2002), interest and principal are
  payable quarterly.........................................     12,000        15,250
                                                                -------      --------
                                                                 24,850        32,600
Less current portion........................................     (3,000)      (32,600)
                                                                -------      --------
                                                                $21,850      $     --
                                                                =======      ========

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with several banks and other financial institutions ("the Lenders"). The Credit Agreement consists of a revolving credit facility which expires in June 2004 and a term loan which expires in January 2006. Borrowings under the Credit Agreement are secured by a first lien on and the assignment of all

                         ALPHA TECHNOLOGIES GROUP, INC.

of the Company's assets. Under the Credit Agreement, the Company must meet certain covenants. During the fiscal year ended October 28, 2001 and during the three months ended January 27, 2002, the Company did not meet certain financial covenants. As a result, all outstanding loan balances under the Credit Agreement were classified as current liabilities at October 28, 2001. The Company was in compliance with the covenants and conditions of the Credit Agreement at October 27, 2002. The Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement for the quarter ended January 26, 2003. On February 6, 2003, the Credit Amendment was further amended to revise the Maximum Leverage Ratio and Fixed Charge Coverage Ratio to levels that management believes the Company will be able to achieve and which waived the non-compliance at January 26, 2003. Fees for the Fifth Amendment and waiver are estimated to be approximately $60,000.

     During 2002, the Company experienced financial difficulty, and as a result, the Credit Agreement was amended four times to revise financial covenants and to waive events of non-compliance. As part of these amendments, the Company paid the lenders involved fees of approximately $804,000, which includes the estimated fair value of warrants to purchase common stock granted to the lenders (see Note 11). Fees associated with obtaining debt financing are deferred and amortized to interest expense over the term of the related debt. The amendments entered into during 2002 significantly reduced the amount of the funds committed during the Credit Agreement's term, and as a result, the Company wrote off a proportionate amount of these deferred costs to reflect this reduction. This charge aggregated $561,000. In 2001, the Company recorded a charge of $650,000, representing the writeoff of costs associated with the payoff and cancellation of an old credit facility.

     Under the amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (5.31% on October 27, 2002) and expires on June 30, 2004. There is also an unused line fee equal to ..75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.1 million at October 27, 2002), as defined by the Amended Credit Agreement. Prior to the amendments, the Company was allowed to borrow up $15 million. As of October 27, 2002, $3.2 million has been drawn and is outstanding on the revolving credit facility. A portion of the outstanding term loan ($12.0 million on October 27, 2002) is covered by an interest rate swap (the "hedged loan"). The hedged loan effectively accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $9.65 million on October 27, 2002, consists of two notes which accrue interest at the relevant LIBOR rate plus 3.5% (5.26% on $8.9 million and 5.58% on $750,000 on October 27, 2002). Term loans require quarterly principal payments through January 2006.

     The Company, as required by the amended Credit Agreement, utilizes an interest rate swap (the "swap") to hedge against the impact on cash flows of changes in interest rates. The interest rate swap is designated as a cash flow hedge of a specific portion of the term loans outstanding under the Credit Facility and is carried on the balance sheets at fair value. The effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred. Amounts related to ineffectiveness have not been significant to date. The effect of the swap is to convert the interest rate on the hedged portion of the term loans from a variable rate to a fixed rate of 8.47%. The swap matures on March 31, 2004. The carrying value and fair value of the swap was $477,000 and $522,000 at October 27, 2002 and October 28, 2001, respectively.

                         ALPHA TECHNOLOGIES GROUP, INC.

     Future minimum principal payments on the revolving credit facilities and the term loans are as follows:

                                                              IN THOUSANDS
                                                              ------------
2003........................................................    $ 3,000
2004........................................................      9,200
2005........................................................      7,200
2006........................................................      5,450
thereafter..................................................         --
                                                                -------
                                                                $24,850
                                                                =======

     Cash paid for interest on all outstanding debt aggregated $2,281,000, $2,338,000 and $588,000 for the years ended October 27, 2002, October 28, 2001 and October 29, 2000, respectively.

8.  PREFERRED STOCK

     On October 27, 2002 and October 28, 2001, the Company had authorized 180,000 shares of unissued, preferred stock with a par value of $100 per share. The Board of Directors has the authority to issue such preferred stock and to set the terms thereof, including the dividend rate, conversion rights, redemption rights, voting rights and liquidation preferences. There are no shares of preferred stock outstanding as of October 27, 2002.

9.  REPURCHASE OF COMMON STOCK

     In October 1999, the Board of Directors of the Company approved a plan to purchase up to $500,000 of the Company's common stock in the open market. Pursuant to the stock repurchase plan, the Company purchased 25,137 shares of common stock at an aggregate price of $90,000 during fiscal year 2001 and 35,800 shares of common stock at an aggregate price of $161,011 during fiscal year 1999.

10.  STOCK OPTION PLANS

     The Company has in effect nonqualified and incentive stock option plans under which shares are available for exercise. As of October 27, 2002, the Board of Directors has reserved 1,966,527 shares of common stock for issuance under the plans. The prices at which substantially all stock options outstanding have been granted have been equal to or in excess of the fair market value of the Company's stock at the time of the grant. These options vest over periods up to five years. On October 27, 2002, there were 202,151 shares available for future grants.

                         ALPHA TECHNOLOGIES GROUP, INC.

     The following table summarizes activity and outstanding options under the plans:

                                                                                WEIGHTED
                                                             SHARES UNDER       AVERAGE
                                                                OPTIONS      EXERCISE PRICE
                                                             -------------   --------------
Outstanding on October 31, 1999............................    1,341,150         $3.66
  Granted-Option Price = FMV...............................      362,836          7.94
  Granted-Option Price < FMV...............................       66,664          6.60
  Forfeited................................................      (99,916)         4.40
  Exercised................................................     (462,452)         4.40
                                                               ---------
Outstanding on October 29, 2000............................    1,208,282          4.76
  Granted-Option Price = FMV...............................      558,826          7.56
  Granted-Option Price < FMV...............................       23,174          9.49
  Forfeited................................................     (109,168)         6.66
  Exercised................................................     (100,954)         2.56
                                                               ---------
Outstanding on October 28, 2001............................    1,580,160          5.83
  Granted-Option Price = FMV...............................      262,500          4.08
  Forfeited................................................      (75,118)         5.92
  Exercised................................................       (3,166)         2.07
                                                               ---------
Outstanding on October 27, 2002............................    1,764,376          5.58
                                                               =========
Exercisable as of:
  October 29, 2000.........................................      582,289         $3.07
  October 28, 2001.........................................      756,335          4.07
  October 27, 2002.........................................    1,071,562          5.04

                                          OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                               ------------------------------------------   ----------------------
                                              WEIGHTED
                                               AVERAGE                                    WEIGHTED
                               OUTSTANDING    REMAINING       WEIGHTED      EXERCISABLE   AVERAGE
                                  AS OF      CONTRACTUAL      AVERAGE          AS OF      EXERCISE
RANGE OF EXERCISE PRICES       10/27/2002       LIFE       EXERCISE PRICE   10/27/2002     PRICE
------------------------       -----------   -----------   --------------   -----------   --------
$ 1.00-$ 3.00................     503,708     2.1 Years        $2.34           347,883     $ 2.23
  3.01-  5.00................     442,000           2.3         4.53           270,000       4.25
  5.01-  7.00................     317,000           2.5         5.98           240,501       5.88
  7.01-  9.00................     256,826           3.2         8.48            99,002       8.42
  9.01- 11.00................     144,842           3.0         9.55            64,176       9.51
 11.01- 13.00................     100,000           2.9        12.03            50,000      12.35
                                ---------                                    ---------
                                1,764,376           2.5         5.58         1,071,562       5.04
                                =========                                    =========

     The Company's Board of Directors approved an amendment to the 1994 Stock Option Plan on November 14, 2001 to increase the aggregate number of shares subject to the Plan to 2,400,000 shares, subject to shareholder approval which was subsequently obtained at the 2002 Annual Meeting of Stockholders. In April, 2001, the Company's Board of Directors and stockholders approved an amendment to the Plan, which provided for options to purchase 5,000 shares to be automatically granted to non-employee directors at the Annual Meetings to be held in 2001 and 2002 and set the maximum number of shares as to which options may be granted to any one individual under the Plan during any calendar year at 250,000. In April, 2002, the Company's Board of Directors and stockholders approved an amendment to the Plan, which provided for

                         ALPHA TECHNOLOGIES GROUP, INC.

options to purchase 5,000 shares to be automatically granted to non-employee directors at the Annual Meetings to be held in 2003 and 2004.

     For fiscal 2002, 2001, and 2000, $12,000, $11,000, and $7,000, respectively, was recognized as expense for options issued to non-employees under the Company's stock option plans. Pro forma information regarding net income and earnings per share has been determined as if the Company has accounted for options issued to employees under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for fiscal 2002 were: expected volatility 80.12%, risk free interest rate of 3.98%, expected option life of 4.0 years and no expected dividends. The weighted average assumptions used for fiscal 2001 were: expected volatility 65.71%, risk free interest rate of 5.10%, expected option life of 4.0 years and no expected dividends. The weighted average assumptions used for fiscal 2000 were: expected volatility 73.45%, risk free interest rate of 6.35%, expected option life of 4.0 years and no expected dividends. In addition, adjustments were made for estimated cancellations.

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

     For pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the fair value based method of accounting for employee awards had been applied, the Company's net income or loss and net income or loss per share would have been as follows:

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 27,   OCTOBER 28,   OCTOBER 29,
                                                         2002          2001          2000
                                                      -----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)...................................   $(13,348)      $(1,283)      $14,466
                                                       ========       =======       =======
Net income (loss) per diluted share.................   $  (1.88)      $ (0.17)      $  1.93
                                                       ========       =======       =======

     The estimated weighted average fair value of options granted during fiscal 2002, 2001 and fiscal 2000 was $2.48, $4.10, and $4.53, respectively.

11.  WARRANTS

     On January 28, 2002, and March 12, 2002, warrants to purchase 36,666 and 73,334 shares of common stock were granted to the Company's Lenders pursuant to the provisions of the First and Second Amendments to the Credit Agreements. These warrants were fully vested and exercisable at the date of issuance at an exercise price of $2.89 per share and $1.94 per share, respectively and will expire in five years from the date of grant. None of these warrants have been exercised as of October 27, 2002. The fair value of the warrants (determined using the Black-Scholes pricing model) was $148,000 and is being amortized to interest expense over the remaining life of the loan.

     On October 1, 2002, warrants to purchase 250,000 shares of the Company's common stock were issued to 33 Bridge Investors, LLC. in connection with the sale and leaseback transaction as described in Note 18. The warrants were fully vested and exercisable at the date of issuance at an exercise price of $1.42 per share and will expire in ten years. None of these warrants have been exercised as of October 27, 2002. The fair value of

                         ALPHA TECHNOLOGIES GROUP, INC.

the warrants (determined using the Black-Scholes pricing model) was $274,000 and was expensed as a component of the loss on the sale of land and building.

12.  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed by dividing income
(loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are calculated to give effect to stock options and warrants outstanding during the period. The treasury stock method is used to calculate dilutive shares and reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. For fiscal year 2002, potentially dilutive shares were not considered in the computation as their effect would have been antidilutive. The amounts used in calculating basic and dilutive earnings per share and the amounts that would have been used in fiscal 2000 through 2002 were:

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 27,   OCTOBER 28,   OCTOBER 29,
                                                         2002          2001          2000
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Income (loss) used in basic and diluted Earnings per
  share:
     (Loss) income from continuing operations.......   $(11,488)      $  107        $ 7,918
     (Loss) income from discontinued operations.....         --          (79)           996
  Gain on sale of discontinued operation, net of
     applicable taxes...............................         --          277          6,478
                                                       --------       ------        -------
     Net (loss) income available to common
       shareholders.................................   $(11,488)      $  305        $15,392
                                                       ========       ======        =======
Shares:
  Weighted average common shares outstanding........      7,110        7,038          6,760
  Net common shares issuable on exercise of stock
     options(1).....................................         --          430            668
                                                       --------       ------        -------
  Weighted average common and common equivalent
     Shares outstanding.............................      7,100        7,468          7,428
                                                       ========       ======        =======

---------------

(1) Antidilutive

     For fiscal year ended October 27, 2002, 47,266 potential common shares were excluded from the calculations above because the effect was antidilutive.

                         ALPHA TECHNOLOGIES GROUP, INC.

13.  INCOME TAXES

     The(benefit) provision for income taxes for continuing operations was as follows:

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 27,   OCTOBER 28,   OCTOBER 29,
                                                         2002          2001          2000
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Federal income tax..................................    $(6,561)       $102         $2,889
State income tax....................................     (1,073)         63            403
                                                        -------        ----         ------
                                                         (7,634)        165          3,292
Less Federal valuation allowance reversed...........         --          --          2,712
                                                        -------        ----         ------
(Benefit) provision for income taxes for continuing
  operations........................................    $(7,634)       $165         $  580
                                                        =======        ====         ======

     Differences between the statutory Federal rate and the Company's effective tax rate are summarized as follows:

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 27,   OCTOBER 28,   OCTOBER 29,
                                                         2002          2001          2000
                                                      -----------   -----------   -----------
Federal income statutory rate.......................     (34.0)%        34.0%         34.0%
State income taxes, net of federal income tax
  benefit...........................................      (5.6)          6.8           2.1
Valuation allowance reversed........................        --            --         (26.7)
Effect of SFAS No. 145 reclassification.............        --          21.1            --
Other...............................................      (0.3)         (1.2)         (3.2)
                                                         -----         -----         -----
Total (benefit) provision for income taxes..........     (39.9)%        60.7%          6.2%
                                                         =====         =====         =====

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities and their changes during the year end ended October 27, 2002 and October 28, 2001 were as follows:

                                                              OCTOBER 27,   OCTOBER 28,
                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Deferred Tax Assets:
  Net operating loss carryforwards..........................    $ 4,165       $1,417
  Amortization of goodwill and other intangibles............      5,149           --
  Tax credits...............................................        795          740
  Accrued liabilities.......................................         55           58
  Other.....................................................        757          632
                                                                -------       ------
     Total gross deferred tax assets........................     10,921        2,847
  Less: Valuation allowance.................................       (500)          --
                                                                -------       ------
  Net deferred tax asset....................................     10,421        2,847
Deferred Tax Liabilities:
  Amortization and depreciation.............................       (813)        (850)
                                                                -------       ------
     Net deferred tax asset.................................    $ 9,608       $1,997
                                                                =======       ======

                         ALPHA TECHNOLOGIES GROUP, INC.

     Cash paid for income taxes aggregated $136,000, $300,000 and $633,000 for the years ended October 27, 2002, October 28, 2001 and October 27, 2000, respectively.

     Due to the Company's historical results of operations, a valuation allowance has been provided for certain deferred tax assets that may not be realized. The valuation allowance increased to $500,000 in fiscal 2002. In fiscal 2001 and 2000, the valuation allowance decreased by $454,000, and $4,338,000, respectively.

     As of October 27, 2002, the Company had net pre tax operating loss carry forwards for both Federal and State of approximately $10,518,000, unused investment and research and development tax credits of approximately $253,000 and $542,000 of alternative minimum tax credits available to offset future Federal income taxes. The net Federal operating loss carry forward will expire from 2017 to 2020, the investment tax credit and research and development tax credit carry forwards will expire from 2003 to 2005, and the alternative minimum tax credit has no expiration. The state net operating loss carry forwards will expire from 2003 to 2006.

14.  COMMITMENTS AND CONTINGENCIES

     The Company has operating lease commitments for certain office equipment and manufacturing, administrative and support facilities. Minimum lease payments under noncancellable leases, including amounts related to the sale leaseback discussed in Note 18, are as follows:

                                                                  TOTAL
                                                              --------------
                                                              (IN THOUSANDS)
Fiscal year ending October:
2003........................................................     $ 1,859
2004........................................................       1,826
2005........................................................       1,516
2006........................................................       1,234
2007........................................................       1,228
Thereafter..................................................       7,746
                                                                 -------
Minimum lease payments......................................     $15,409
                                                                 =======

     Rent expense (exclusive of operating expenses and net of sublease rents) for operating leases for continuing operations was approximately $1,337,000, $1,416,000, and $1,157,000 in fiscal 2002, 2001, and 2000, respectively. Total rent expense was approximately $1,422,000, $1,501,000, and $1,617,000 in fiscal 2002, 2001 and 2000, respectively.

     The Company is engaged in various lawsuits, the outcome of which cannot presently be determined. In the opinion of management, losses, if any, resulting from these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

15.  RETIREMENT PLANS

     The Company sponsors a defined contribution plan which is available to all domestic employees. This plan provides for employer contributions based on employee participation. The total expense from continuing operations under the plan was $292,000, $346,000 and $260,000 for the years ended October 27, 2002, October 28, 2001 and October 29, 2000, respectively.

                         ALPHA TECHNOLOGIES GROUP, INC.

16.  BUSINESS SEGMENT INFORMATION

     The Company has one operating segment, which manufactures thermal management and non-thermal fabricated products and aluminum extrusions. The Company derives substantially all of its operating revenue from the sale and support of one group of products and services with similar characteristics such as the nature of the production processes, the type and class of customers, and the methods of distribution. Substantially all of the Company's assets are located within the United States. In addition, the Company's chief decision-maker and management make decisions based on one product group.

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 27,   OCTOBER 28,   OCTOBER 29,
                                                         2002          2001          2000
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Net sales by geographic area:
Sales to customers within the United States.........    $53,446       $65,331       $57,026
Exports from the United States to unaffiliated
  customers.........................................      2,128         2,583         4,521
                                                        -------       -------       -------
  Total Sales.......................................    $55,574       $67,914       $61,547
                                                        =======       =======       =======

     Net sales to one customer totaled approximately 11.6% and 10.1% of consolidated revenues for the fiscal years ended October 27, 2002 and October 28, 2001, respectively.

17.  RESTRUCTURING COSTS

     In response to the decline in demand for the Company's products resulting from the economic downturn in the markets served by the Company's products, the Company took significant actions to reduce operating expenses and incurred restructuring costs totaling $822,000 in fiscal 2001. Such restructuring costs consisted of severance costs ($257,000) and a non-cancelable lease commitment on an unused administrative facility ($565,000). The following summarizes the changes in the restructuring cost liability since the date the charge was taken in 2001.

                                                            LEASE
                                                          COMMITMENT   SEVERANCE   TOTAL
                                                          ----------   ---------   -----
                                                                  (IN THOUSANDS)
Charges taken in 2001...................................     $565        $257      $822
Payments made...........................................      (33)       (188)     (221)
                                                             ----        ----      ----
Balance October 28, 2001................................      532          69       601
Payments made...........................................     (267)        (69)     (336)
                                                             ----        ----      ----
Balance October 27, 2002................................     $265        $ --      $265
                                                             ====        ====      ====

18.  SALE AND LEASEBACK TRANSACTION WITH RELATED PARTIES

     On October 1, 2002, the Company's wholly-owned subsidiary, Wakefield Thermal Solutions, Inc. ("Wakefield") entered into a sale and leaseback transaction for its 171,235 square foot Pelham, New Hampshire manufacturing facility (the "Property"). Wakefield sold the Property to 33 Bridge Investors, LLC ("33 Bridge"), a newly-formed entity in which Marshall D. Butler, a director of the Company owns 50% of the equity interest, for a purchase price of $4,750,000. In connection with the sale and leaseback transaction, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock, par value $.03 per share, to the members of 33 Bridge, including warrants to purchase 125,000 shares of Common Stock to Marshall D. Butler, at an exercise price of $1.42 per share. The warrants were valued at approximately $274,000 using the Black Sholes method. The book value of the land, buildings and improvements was

                         ALPHA TECHNOLOGIES GROUP, INC.

approximately $6.3 million. Selling costs were approximately $300,000, excluding the value of the warrants. The loss on the sale of the property was $2.1 million ($1.3 million, net of tax).

     Effective on October 1, 2002, 33 Bridge and Wakefield entered into a lease whereby Wakefield leased from 33 Bridge the Property for 15 years at an initial rent of $630,000 per year with annual increases between 2% and 2.5% per annum. Wakefield is responsible for operating expenses including taxes, utilities, insurance and maintenance. The obligations of Wakefield under the lease are guaranteed by the Company. The Company incurred rental expense of approximately $61,000 in October 2002 related to this lease.

     The purchase price and other terms of the sale and leaseback transaction were the result of arm's length negotiations between representatives of the Company and representatives of 33 Bridge. The terms of the transaction were approved by the members of the Audit Committee of the Company constituted as a Special Committee of Independent Directors. The Company applied the net proceeds to its $5,000,000 principal payment made on October 1, 2002 pursuant to its Credit Agreement, dated December 26, 2000, as amended (the "Credit Agreement").

19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's principal financial instruments consist of cash and cash equivalents, variable rate debt outstanding under the Company's Credit Agreement, and the interest rate swap utilized as a cash flow hedge. The carrying amounts for these financial instruments approximate their estimated fair values.

     The fair market values of financial instruments were estimates based on market conditions and perceived risks at October 27, 2002 and October 28, 2001, and require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the financial instruments presented may not be indicative of their future values.

     The following methods and assumptions were used to estimate the fair market value of each class of financial instrument:

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks and money market accounts as well as highly liquid investments with initial maturities of three months or less when purchased. The carrying amount approximated fair market value due to the short-term maturity of the instruments.

VARIABLE-RATE REVOLVING CREDIT FACILITY AND TERM NOTES

     The carrying amount of the credit facility approximates fair market value because of the renewing feature of the facility. The fair market value of the notes is estimated based on quoted market prices.

INTEREST RATE SWAP AGREEMENT

     The Company, as required by the amended Credit Agreement utilizes the swap to hedge against its interest rate risk. The fair market value represents the amount Alpha would receive or pay to terminate the agreement taking into consideration current interest rates.

                         ALPHA TECHNOLOGIES GROUP, INC.

20.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

                                                FIRST      SECOND       THIRD      FOURTH
                                               QUARTER     QUARTER     QUARTER     QUARTER     TOTAL YEAR
                                              ---------   ---------   ---------   ---------   ------------
                                               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
2002
Net sales...................................   $12,587     $13,933     $15,258     $13,796      $ 55,574
Gross profit (net sales less cost of
  sales)....................................     1,781       2,388       2,490       1,572         8,231
Net (loss) income...........................   $  (314)    $  (348)    $(9,833)    $  (993)     $(11,488)
                                               =======     =======     =======     =======      ========
Earnings (loss) per common share
  Basic:
       Net (loss) income....................   $ (0.04)    $ (0.05)    $ (1.38)    $ (0.14)     $  (1.62)
                                               =======     =======     =======     =======      ========
  Diluted:
       Net (loss) income....................   $ (0.04)    $ (0.05)    $ (1.38)    $ (0.14)     $  (1.62)
                                               =======     =======     =======     =======      ========
2001
Net sales...................................   $16,161     $19,637     $16,655     $15,461      $ 67,914
Gross profit (net sales less cost of
  sales)....................................     4,569       4,691       2,535       2,179        13,974
(Loss) income from continuing operations....   $   700     $   708     $  (426)    $  (875)     $    107
Loss (income) from discontinued operations,
  net of applicable taxes...................       (79)         --          --          --           (79)
Gain on sales of discontinued operation, net
  of applicable taxes.......................       277          --          --          --           277
                                               -------     -------     -------     -------      --------
Net (loss) income...........................   $   898     $   708     $  (426)    $  (875)     $    305
                                               =======     =======     =======     =======      ========
Earnings (loss) per common share
  Basic:
     (Loss) income from continuing
       operations...........................   $  0.11     $  0.10     $ (0.06)    $ (0.12)     $   0.02
     (Loss) income from discontinued
       operations...........................     (0.01)         --          --          --         (0.01)
     Gain on sale of discontinued
       operation............................      0.03          --          --          --          0.03
                                               -------     -------     -------     -------      --------
       Net (loss) income....................   $  0.13     $  0.10     $ (0.06)    $ (0.12)     $   0.04
                                               =======     =======     =======     =======      ========
  Diluted:
     (Loss) income from continuing
       operations...........................   $  0.10     $  0.09     $ (0.06)    $ (0.12)     $   0.02
     (Loss) income from discontinued
       operations...........................     (0.01)         --          --          --         (0.01)
     Gain on sale of discontinued
       operation............................      0.03          --          --          --          0.03
                                               -------     -------     -------     -------      --------
       Net (loss) income....................   $  0.12     $  0.09     $ (0.06)    $ (0.12)     $   0.04
                                               =======     =======     =======     =======      ========

                                  SCHEDULE II
                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                  BALANCE AT    CHARGED TO   WRITE OFFS    BALANCE AT
                                                 BEGINNING OF   COSTS AND        AND         END OF
DESCRIPTION                                         PERIOD       EXPENSE     ADJUSTMENTS     PERIOD
-----------                                      ------------   ----------   -----------   ----------
CONTINUING OPERATIONS
Allowance for doubtful accounts deducted from
  accounts receivable in the balance sheet
  2002.........................................   $  204,651     $ 95,708    $ 55,286(1)    $245,073
  2001.........................................      270,555        9,000      74,904(1)     204,651
  2000.........................................      297,900       46,000      73,345(1)     270,555
Allowance for obsolete inventory deducted from
  inventories in the balance sheet
  2002.........................................      863,419       36,019     239,726(2)     659,752
  2001.........................................      329,148      906,502     372,191(2)     863,459
  2000.........................................    1,161,366      166,682     998,900(2)     329,148
Allowance for Wakefield facility consolidation
  2002.........................................           --           --            --           --
  2001.........................................           --           --            --           --
  2000.........................................        7,036           --         7,036           --

---------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Obsolete inventory written off at cost, net of value recovered.