Form 10-Q
period 2003-01-26
ALPHA TECHNOLOGIES GROUP INC
filed 2003-03-11
CIK 710807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 26, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   76-0079338
----------------------------------       ---------------------------------------
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.03 par value                           7,110,336
    ----------------------------                           ---------
               Class                            Outstanding at February 28, 2003

                         ALPHA TECHNOLOGIES GROUP, INC.
                                    FORM 10-Q

                                January 26, 2003

                                TABLE OF CONTENTS

                                                                                         Page No.
Part I.  Financial Information

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets                                      3
                           January 26, 2003 and October 27, 2002

                 Condensed Consolidated Statements of Operations                            4
                           Three Months Ended January 26, 2003 and January 27, 2002

                 Condensed Consolidated Statements of Comprehensive Loss                    5
                           Three Months Ended January 26, 2003 and January 27, 2002

                 Condensed Consolidated Statements of Cash Flow                             6
                           Three Months Ended January 26, 2003 and January 27, 2002

                 Notes to Condensed Consolidated Financial Statements                       7

         Item 2. Management's Discussion and Analysis of Financial Condition               11
                           and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                14

         Item 4. Controls and Procedures                                                   14

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                                          15

Signatures                                                                                 16

Certifications                                                                             17

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share-Related Data)

                                                                                January 26,       October 27,
                                                                                   2003               2002
                                                                                -----------       -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $     1,105       $       751
     Accounts receivable, net                                                         5,808             7,198
     Inventories, net                                                                 7,630             7,585
     Prepaid expenses                                                                 1,217             1,201
                                                                                -----------       -----------
          Total current assets                                                       15,760            16,735

PROPERTY AND EQUIPMENT, net                                                          14,266            14,991

GOODWILL, net                                                                        12,980            12,980

DEFERRED INCOME TAXES                                                                 9,884             9,608

OTHER ASSETS, net                                                                     1,201             1,319
                                                                                -----------       -----------
                    TOTAL ASSETS                                                $    54,091       $    55,633
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $     2,792       $     2,967
     Accrued compensation and related benefits                                          620               700
     Other accrued expenses                                                             519               584
     Current portion of long-term debt                                                3,750             3,000
                                                                                -----------       -----------
          Total current liabilities                                                   7,681             7,251

REVOLVING CREDIT FACILITY                                                             3,200             3,200

LONG-TERM DEBT, Net of current portion                                               17,150            18,650

OTHER LONG-TERM LIABILITIES                                                             609               652
                                                                                -----------       -----------
                    TOTAL LIABILITIES                                                28,640            29,753
                                                                                -----------       -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; 180,000 shares authorized; no shares
          issued or outstanding                                                           -                 -
     Common stock, $.03 par value; 17,000,000 shares authorized;
          8,529,826 shares issued and outstanding at January 26, 2003
          and October 27, 2002                                                          256               256
     Additional paid-in capital                                                      47,339            47,336
     Accumulated deficit                                                            (16,003)          (15,530)
     Accumulated other comprehensive (loss)                                            (247)             (288)
     Treasury stock, at cost (1,419,490 common shares at January 26, 2003
          and October 27, 2002)                                                      (5,894)           (5,894)
                                                                                -----------       -----------
                    TOTAL STOCKHOLDERS' EQUITY                                       25,451            25,880
                                                                                -----------       -----------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    54,091       $    55,633
                                                                                ===========       ===========

                  See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                                     Three Months Ended
                                                                                ----------------------------
                                                                                January 26,       January 27,
                                                                                   2003              2002
                                                                                -----------       -----------
SALES                                                                           $    11,421       $    12,587
COST OF SALES                                                                        10,233            10,806
                                                                                -----------       -----------
     Gross profit                                                                     1,188             1,781
                                                                                -----------       -----------

OPERATING EXPENSES
     Research and development                                                            93               112
     Selling, general and administrative                                              1,362             1,541
                                                                                -----------       -----------
          Total operating expenses                                                    1,455             1,653
                                                                                -----------       -----------

OPERATING (LOSS) INCOME                                                                (267)              128

INTEREST EXPENSE                                                                       (522)             (635)

OTHER INCOME, net                                                                         4                 8

                                                                                -----------       -----------
LOSS BEFORE BENEFIT FOR INCOME TAXES                                                   (785)             (499)

BENEFIT FOR INCOME TAXES                                                               (312)             (185)
                                                                                -----------       -----------

NET LOSS                                                                               (473)             (314)
                                                                                ===========       ===========

LOSS PER COMMON SHARE:
     BASIC                                                                      $     (0.07)      $     (0.04)
                                                                                ===========       ===========
     DILUTED                                                                    $     (0.07)      $     (0.04)
                                                                                ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
     BASIC                                                                            7,110             7,108
     DILUTED                                                                          7,110             7,108

                  See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      (In Thousands, Except Per Share Data)

                                                                               Three Months Ended
                                                                          -----------------------------
                                                                          January 26,      Janauary 27,
                                                                             2003              2002
                                                                          -----------      ------------
NET LOSS                                                                  $      (473)     $       (314)

OTHER COMPREHENSIVE INCOME
  Change in value of interest rate swap (net of applicable taxes)                  41                67
                                                                          -----------      ------------
COMPREHENSIVE LOSS                                                        $      (432)     $       (247)
                                                                          ===========      ============

                  See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                      Three Months Ended
                                                                                -----------------------------
                                                                                January 26,       January 27,
                                                                                   2003              2002
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $      (473)      $      (314)
     Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
          Depreciation and amortization                                                 871               953
          Amortization of financing fees                                                 91                 -
          Stock compensation                                                              3                 3
          Deferred income taxes                                                        (304)             (158)
          Changes in assets and liabilities:
            Accounts receivable                                                       1,390             1,571
            Inventories                                                                 (45)              (67)
            Prepaid expenses                                                            (16)                1
            Accounts payable                                                           (175)             (946)
            Accrued compensation and related benefits                                   (80)             (141)
            Other liabilities                                                           (39)             (169)
                                                                                -----------       -----------
          Cash flows from operating activities                                        1,223               733

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                (119)             (132)
     Decrease in other assets                                                             -                 4
                                                                                -----------       -----------
          Cash flows from investing activities                                         (119)             (128)
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
`                                                                                         -                 4
     Payments on long-term debt                                                        (750)           (1,500)
                                                                                -----------       -----------
          Cash flows from financing activities                                         (750)           (1,496)

                                                                                -----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        354              (891)

CASH AND CASH EQUIVALENTS, beginning of period                                          751             2,701
                                                                                -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                        $     1,105       $     1,810
                                                                                ===========       ===========

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

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Alpha Technologies Group, Inc. include the accounts of Alpha and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the Company's condensed consolidated financial statements, have been included. The results for the three months ended January 26, 2003 are not necessarily indicative of results for the full year ending October 26, 2003. The reader is encouraged to read our annual financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 27, 2002.

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

Revenue Recognition and Allowances for Sales Returns, Doubtful Accounts and Warranties

         The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) products and services have been delivered to the ultimate customers, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. The Company's shipping terms are generally FOB shipping point.

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

Risk Management and Hedging Activity

         The Company's current risk management strategies include the use of an interest rate swap (see Note 3) to hedge against the impact on cash flows of changes in interest rates. The interest rate swap is designated as a cash flow hedge of specific variable rate debt and is carried on the balance sheets at fair value. The Company evaluates its interest rate swap each quarter to determine if it is effective. No other derivative instruments are held. The effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred. Amounts related to ineffectiveness have not been significant to date.

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

New Accounting Pronouncements

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal quarters beginning after December 15, 2002. The Company does not currently intend to adopt the fair value based method of accounting for stock-based employee compensation and will continue to use the intrinsic value method.

2. INVENTORIES

Inventories consisted of the following on:

                                                      January 26,     October 27,
                                                         2003            2002
                                                      ------------ ------------
                                                           (In thousands)
Raw materials and components                          $     2,440     $     2,598
Work in process                                             3,201           3,219
Finished goods                                              2,402           2,428
                                                      -----------     -----------
                                                            8,043           8,245
Valuation allowance                                          (413)           (660)
                                                      -----------     -----------
                                                      $     7,630     $     7,585
                                                      ===========     ===========

3. DEBT AND REVOLVING CREDIT FACILITIES

Term Debt and Revolving Credit Facilities consisted of the following on

                                                                                    January 26,   October 27,
                                                                                       2003          2002
                                                                                    -----------   -----------
                                                                                         (In thousands)
Variable-rate revolving credit facility (interest rate of
 5.00% at January 26, 2003), interest payable monthly, principal is
 repaid and re-borrowed based on cash requirements........................          $     3,200   $     3,200

Variable-rate term notes (interest rate of 5.26%  at January 27, 2003),
 interest is payable monthly, principal is payable quarterly .............                8,900         9,650

Variable-rate term note under swap agreement ( interest rate of
 8.47% at January 26, 2003) , interest and principal is payable quarterly.               12,000        12,000
                                                                                    -----------   -----------
                                                                                         24,100        24,850
Less current portion......................................................               (3,750)       (3,000)
                                                                                    -----------   -----------
                                                                                    $    20,350   $    21,850
                                                                                    ===========   ===========

         On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with several banks and other financial institutions ("the Lenders"). The Credit Agreement consists of a revolving credit facility which expires in June 2004 and a term loan which expires in January 2006. Borrowings under the Credit Agreement are secured by a first lien on and the assignment of all of the Company's assets. The Credit Agreement has been amended five times. Under the Credit Agreement, the Company must meet certain covenants. The Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement for the quarter ended January 26, 2003. On February 6, 2003, the Credit Amendment was further amended to revise the Maximum Leverage Ratio and Fixed Charge Coverage Ratio to levels that management believes the Company will be able to achieve and which waived the non-compliance at January 26, 2003. Fees for the Fifth Amendment and waiver are estimated to be approximately $60,000.

         Under the amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (5.00% on January 26, 2003) and expires on June 30, 2004. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.4 million at January 26, 2003), as defined by the Amended Credit Agreement. Prior to the amendments, the Company was allowed to borrow up $15 million. As of January 26, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility. A portion of the outstanding term loan ($12.0 million on January 26, 2003) is covered by an interest rate swap (the "hedged loan"). The hedged loan effectively accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $8.9 million on January 26, 2003, consists accrues interest at the relevant LIBOR rate plus 3.5% (5.26% on January 26, 2003). Term loans require quarterly principal payments through January 2006.

         The Company, as required by the amended Credit Agreement, utilizes an interest rate swap (the "swap") to hedge against the impact on cash flows of changes in interest rates. The interest rate swap is designated as a cash flow hedge of a specific portion of the term loans outstanding under the Credit Facility and is carried on the balance sheets at fair value. The effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred. Amounts related to ineffectiveness have not been significant to date. The effect of the swap is to convert the interest rate on the hedged portion of the term loans from a variable rate to a fixed rate of 8.47%. The swap matures on March 31, 2004. The carrying value and fair value of the swap was a liability of $408,000 and $477,000 at January 26, 2003 and October 27, 2002, respectively.

         Future minimum principal payments on the revolving credit facilities and the term loans are as follows:

                                     In thousands
                                     ------------
2003.............................           2,250
2004.............................           9,200
2005.............................           7,200
2006.............................           5,450
                                     ------------
                                     $     24,100
                                     ============

4. SEGMENT RELATED INFORMATION

         The Company has one operating segment, thermal management products. We derive substantially all of our operating revenue from the sale and support of one group of products and services with similar characteristics such as the nature of the production processes, the type and class of customers, and the methods of distribution. Substantially all of our assets are located within the United States. In addition, the Company's chief decision-maker and management make decisions based on one product group. Net sales to one customer totaled approximately 10.6% and 10.2% of consolidated revenues for the fiscal quarters ended January 26, 2003 and January 27, 2002, respectively.

5. NET LOSS PER SHARE

         Basic net loss per common share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding during each quarter year. Diluted earnings per common share are calculated to give effect to stock options and warrants outstanding during the period when such items are dilutive to basic earnings per share. Stock options and warrants to purchase 1,952,376 and 1,576,994 shares of common stock were outstanding at January 26, 2003 and at January 27, 2002, respectively, and were not included in the computation as their effect was antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

First Quarter 2003 Versus First Quarter 2002 Comparison

         Net Loss. The Company reported a net loss for the first quarter of fiscal 2003 of $473,000 compared to a net loss of $314,000 for the first quarter of fiscal 2002. The increased loss in fiscal 2003 was principally caused by the decreased sales resulting from the continued downturn in the economy.

         Sales. The Company's sales for the first quarter of fiscal year 2003 decreased by $1.2 million to $11.4 million from $12.6 million for fiscal year 2002. Management believes that this decrease was due to reduced demand for the Company's products resulting from the weakness in the economy, particularly in the telecommunications, networking, computer and industrial controls markets.

         Gross Profit. The Company's gross profit margin for the first quarter of fiscal year 2003 was 10.4% of revenue compared to 14.1% of revenue for first quarter of fiscal year 2002. The Company implemented many cost cutting measures over the past year to improve operating results, including employee layoffs, tight expense controls and improved factory efficiencies. Despite these improvements, gross profit decreased as a result of revenues decreasing by $1.2 million while fixed overhead costs such as depreciation and insurance remained relatively unchanged.

         Research and Development. Research and development expenses for the first quarter of fiscal year 2003 were $93,000 compared to $112,000 for the same period last year. The decrease was primarily due to lower labor costs due to facility shutdowns and containment of expenses.

         Selling, General and Administrative. Selling, general and administrative expenses for the first quarter of fiscal 2003 were $1.4 million or 11.9% of sales as compared to $1.5 million or 12.2% of sales for the first quarter of fiscal 2002. SG&A expenses in absolute dollars decreased by $179,000 primarily due to decreases in commission expense, compensation costs and employee benefit costs. Decreases in commission expense is due to decreased sales. Decreases in compensation costs are the direct result of reducing headcount and as well as reducing certain employee benefits.

         Interest Expense. Interest expense was $522,000 for the first quarter of fiscal 2003 compared to $635,000 for the first quarter of fiscal 2002. This decrease was due to lower interest rates and lower average outstanding borrowings.

         Benefit for Income Taxes. Benefit for income taxes was $312,000 for the first quarter of fiscal 2003 compared to a benefit of $185,000 for first quarter of fiscal 2002. The effective income tax rate for the first quarter of fiscal 2003 was 39.7% compared to 37.0% reported for the first quarter of fiscal 2002. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company believes its recognized deferred tax assets, net of valuation allowances provided, are likely of recovery, however, a continued deterioration in the Company's operating performance could require that additional valuation allowances be provided.

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

         On January 28, 2002, the Lenders amended the Credit Agreement to revise certain financial covenants and waive certain events of non-compliance at January 27, 2002. Under this first amendment to the Credit Agreement, interest on the revolving credit facility and the term note increased by rates ranging from .5% to .75% depending on the amount of financial leverage. In addition, availability under the revolving credit facility was reduced from $15 million to $5 million, the expiration date for the revolving credit facility was amended from January 9, 2006 to June 30, 2003, and modifications were made to the remaining payment schedule on the term loan.

         On March 12, 2002, the Company and its Lenders entered into a Second Amendment to the Credit Agreement, which amended certain financial and other covenants. It also required the Company to make a $5 million principal payment on June 28, 2002 which the Company contemplated making from the sale or refinancing of the Company's Pelham, New Hampshire facility and required interest to be payable monthly rather than quarterly on the revolver and the term loan. The net interest settlement on the portion of the term loan covered by the swap agreement continues to be payable quarterly. Fees related to the January 28, 2002 and March 12, 2002 amendments to the Credit Agreement, including the fair value of warrants to purchase the Company's common stock, totaled approximately $633,000.

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

         Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (5.00% on January 26, 2003) and expires on June 30, 2004. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.4 million at January 26, 2003), as defined by the Amended Credit Agreement. As of January 26, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility.

         A portion of the outstanding term loan,$12.0 million on January 26, 2003, is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $8.9 million on January 26, 2003, accrues interest at the relevant LIBOR rate plus 3.5% (5.26% on January 26, 2003).

         The Amended Credit Agreement contains financial and other covenants with which the Company must comply. These covenants include limitations on the amount of financial leverage the Company can incur, minimum fixed charge coverage, limits on capital spending, required minimal amounts of net worth, and required levels of EBITDA. The maximum financial leverage ratio, which is calculated by dividing funded debt by EBITDA, must not exceed 4.15:1 for the first quarter of fiscal 2003, 4.30:1 for the second quarter of fiscal 2003, 4.60:1 for the third quarter of fiscal 2003, 4.15:1 for the fiscal year end, 1.85:1 for the first quarter of fiscal 2004 through fiscal year end 2004 , and 1.75:1 for first quarter of fiscal 2005 and thereafter. The fixed charge coverage ratio, which is calculated by dividing fixed charges by EBITDA minus Capital Expenditures, must not exceed 1.00:1 for the first quarter of fiscal 2003, 0.95:1 for second quarter of fiscal 2003, 0.90: 1 for third quarter of fiscal 2003 and year end of fiscal 2003 and 0.80:1 for the first quarter of fiscal 2004 through fiscal year end 2004 and 0.85:1 for the first quarter of fiscal 2005 and thereafter. Capital spending is limited to $700,000, and $1.0 million for fiscal years 2003 and each year thereafter, respectively. Minimum Net Worth must be no less than $33,050,000 plus 75% of future Net Income plus 100% of the Net Proceeds of future Equity Offerings. This amount is reduced by Permitted Stock Repurchases and charges related to the issuance of warranty agreements in connection with the Loan Documents. The "Minimum Net Worth" covenant excludes goodwill write offs in accordance with the provisions of SFAS No. 142 up to a maximum of $20 million.

         As a consequence of the continued economic downturn in the markets served by the Company's products, the Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement for the quarter ended January 26, 2003. On February 6, 2003, the Credit Agreement was further amended to revise the Maximum Leverage Ratio and Fixed Charge Coverage Ratio to levels that management believes the Company will be able to achieve and which waived the non-compliance at January 26, 2003. Maximum Leverage Ratios as of the first, second, third and fourth quarters of fiscal 2003 were revised to 4.70:1, 4.95:1, 4.90:1 and 4.50:1 from 4.15:1, 4.30:1, 4.60:1 and 4.15:1. Fixed Charge
Coverage ratio requirements for the first quarter of fiscal 2003 were waived and ratios for the third and fourth quarter of fiscal 2003 were revised to 1:10:1 for the third quarter and 1.15:1 for the fourth quarter from 0.90:1. Under the Amendment, the Fixed Charge Coverage Ratio for the remainder of fiscal 2003 is based on the current quarter only rather than on the trailing quarters in fiscal 2003. In addition, EBITDA and Minimum Net Worth definitions were revised to exclude the costs related to any annual impairment charges incurred by the Borrower in connection with SFAS No. 142. Fees for the amendments and waiver are estimated to be approximately $60,000.

Cash Flow Information

         On January 26, 2003, the Company had cash of $1.1 million compared to $751,000 on October 27, 2002. For the first quarter of fiscal 2003, $1.2 million was provided by operating activities and $750,000 was used in financing activities to pay down long-term debt. For the first quarter of fiscal 2002, $733,000 was provided by operating activities and $1.5 million was used in financing activities to pay down long-term debt. Capital equipment purchases for the first quarter of fiscal 2003 was $119,000 compared to $132,000 in the first quarter of Fiscal 2002.

         Working capital on January 26, 2003 was $8.1 million as compared to $9.5 million on October 27, 2002. Lower accounts receivable balances due to lower sales in the current quarter compared to the previous quarter was the primary contributor to the decrease in working capital. Approximately 50% of the decline in working capital resulted from an increase of $750,000 in current maturities of long term debt.The Company believes that its available cash and future cash flow from operations will be sufficient to fund operations over the next twelve months. However, the Company's revolving credit facility will expire on June 30, 2004. If current economic conditions continue, it is likely that the Company will need to extend or replace this revolving credit facility in order to have the funds necessary to fund its operations in the longer term and to pay off the remaining outstanding balance on this debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (5.00% on January 26, 2003) and expires on June 30, 2004. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.4 million at January 26, 2003), as defined by the Amended Credit Agreement. As of January 26, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility. At current borrowing levels, a 1% increase in interest rates in our variable rate revolving credit facility would increase annual interest expense by approximately $32,000. The revolving credit facility will expire on June 30, 2004. If current economic conditions continue, it is likely that the Company will need to extend or replace this revolving credit agreement in order to have the funds necessary to fund its operations in the longer term and to pay off the remaining outstanding balance on this debt.

         A portion of the outstanding term loan ($12.0 million on January 26, 2003) is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $8.9 million on January 26, 2003, accrues interest at the relevant LIBOR rate plus 3.5% ( 5.26% on January 26, 2003). At current borrowing levels, a 1% increase in interest rates in our variable rate term debt would increase annual interest expense by approximately $89,000.

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

ITEM 4. CONTROLS AND PROCEDURES

         Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of the Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore were no corrective actions taken.

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

         None

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

                                    Alpha Technologies Group, Inc.
                                    ------------------------------
                                    (Registrant)

Date: March 11, 2003         By:    /s/ Lawrence Butler
                                    -------------------
                                    Lawrence Butler
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

Date: March 11, 2003         By:    /s/ James J. Polakiewicz
                                    ------------------------
                                    James J. Polakiewicz
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lawrence Butler
--------------------
Lawrence Butler
Chief Executive Officer
March 11, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James J. Polakiewicz
------------------------
James J. Polakiewicz
Chief Financial Officer
March 11, 2003

                                  EXHIBIT INDEX

Exhibit
-------
99.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002. (Filed Herewith)

99.2     Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002. (Filed Herewith)