Form 10-Q
period 2003-04-27
ALPHA TECHNOLOGIES GROUP INC
filed 2003-06-11
CIK 710807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 27, 2003


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365


                         ALPHA TECHNOLOGIES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                           Delaware                                                         76-0079338
---------------------------------------------------------------          --------------------------------------------------
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                -----       -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes          No   X
                                                  -----       -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.03 par value                             7,110,336
 ----------------------------                             ---------
            Class                                Outstanding at June 4, 2003

                         ALPHA TECHNOLOGIES GROUP, INC.
                                    FORM 10-Q


                                TABLE OF CONTENTS


                                                                           Page No.

Part I. Financial Information

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets                        3
                   April 27, 2003 and October 27, 2002

                 Condensed Consolidated Statements of  Operations             4
                   Three Months and Six Months Ended April 27, 2003
                   and April 28, 2002

                 Condensed Consolidated Statements of Comprehensive Loss      5
                   Three Months and Six Months Ended April 27, 2003
                   and April 28, 2002

                 Condensed Consolidated Statements of Cash Flow               6
                   Three Months and Six Months Ended April 27, 2003
                   and April 28, 2002

                 Notes to Condensed Consolidated Financial Statements         7

         Item 2. Management's Discussion and Analysis of Financial           13
                 Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk  16

         Item 4. Controls and Procedures                                     17

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders         17

         Item 6. Exhibits and Reports on Form 8-K                            18

Signatures                                                                   19

Certifications                                                               20

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share-Related Data)


                                                                                  April 27,       October 27,
                                                                                    2003             2002
                                                                                 ----------       -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $  1,076         $    751
     Accounts receivable, net                                                        6,278            7,198
     Inventories, net                                                                6,827            7,585
     Prepaid expenses                                                                1,131            1,201
                                                                                  --------         --------
          Total current assets                                                      15,312           16,735

PROPERTY AND EQUIPMENT, net                                                         13,519           14,991

GOODWILL, net                                                                       12,980           12,980

DEFERRED INCOME TAXES                                                               10,096            9,608

OTHER ASSETS, net                                                                    1,131            1,319
                                                                                  --------         --------
              TOTAL ASSETS                                                        $ 53,038         $ 55,633
                                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                             $  2,861         $  2,967
     Accrued compensation and related benefits                                         573              700
     Other accrued expenses                                                            545              584
     Current portion of long-term debt                                               4,500            3,000
                                                                                  --------         --------
          Total current liabilities                                                  8,479            7,251

REVOLVING CREDIT FACILITY                                                            3,200            3,200

LONG-TERM DEBT, Net of current portion                                              15,650           18,650

OTHER LONG-TERM LIABILITIES                                                            559              652
                                                                                  --------         --------
              TOTAL LIABILITIES                                                     27,888           29,753
                                                                                  --------         --------

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; 180,000 shares authorized; no shares
          issued or outstanding                                                         --               --
     Common stock, $.03 par value; 17,000,000 shares authorized; 8,529,826
          shares issued at April 27, 2003 and October 27, 2002                         256              256
     Additional paid-in capital                                                     47,340           47,336
     Accumulated deficit                                                           (16,351)         (15,530)
     Accumulated other comprehensive (loss)                                           (201)            (288)
     Treasury stock, at cost (1,419,490 common shares at April 27, 2003
          and October 27, 2002)                                                     (5,894)          (5,894)
                                                                                  --------         --------
              TOTAL STOCKHOLDERS' EQUITY                                            25,150           25,880
                                                                                  --------         --------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 53,038         $ 55,633
                                                                                  ========         ========


            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                Three Months Ended            Six Months Ended
                                                             ------------------------      -----------------------
                                                             April 27,      April 28,      April 27,      April 28,
                                                               2003           2002           2003           2002
                                                             --------       --------       --------       --------
SALES                                                        $ 12,209       $ 13,933       $ 23,630       $ 26,520
COST OF SALES                                                  10,727         11,545         20,960         22,351
                                                             --------       --------       --------       --------
     Gross profit                                               1,482          2,388          2,670          4,169
                                                             --------       --------       --------       --------
OPERATING EXPENSES
     Research and development                                     102            131            195            243
     Selling, general and administrative                        1,455          1,597          2,817          3,138
                                                             --------       --------       --------       --------
          Total operating expenses                              1,557          1,728          3,012          3,381
                                                             --------       --------       --------       --------

OPERATING (LOSS) INCOME                                           (75)           660           (342)           788

INTEREST EXPENSE                                                 (509)          (650)        (1,031)        (1,285)

OTHER INCOME, net                                                   1             10              5             18

COSTS ASSOCIATED WITH DEBT EXTINGUISHMENTS AND
   MODIFICATIONS                                                   --           (591)            --           (591)
                                                             --------       --------       --------       --------
LOSS BEFORE BENEFIT FOR INCOME TAXES                             (583)          (571)        (1,368)        (1,070)

BENEFIT FOR INCOME TAXES                                         (235)          (223)          (547)          (408)
                                                             --------       --------       --------       --------
NET LOSS                                                     $   (348)      $   (348)      $   (821)      $   (662)
                                                             ========       ========       ========       ========

LOSS PER COMMON SHARE:
     BASIC                                                   $  (0.05)      $  (0.05)      $  (0.12)      $  (0.09)
                                                             ========       ========       ========       ========
     DILUTED                                                 $  (0.05)      $  (0.05)      $  (0.12)      $  (0.09)
                                                             ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
     BASIC                                                      7,110          7,110          7,110          7,109
     DILUTED                                                    7,110          7,110          7,110          7,109


            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      (In Thousands, Except Per Share Data)

                                                                       Three Months Ended      Six Months Ended
                                                                     ---------------------   ---------------------
                                                                     April 27,   April 28,   April 27,   April 28,
                                                                       2003         2002       2003         2002
                                                                     ---------   ---------   ---------   ---------
NET LOSS                                                               $(348)      $(348)      $(821)      $(662)

OTHER COMPREHENSIVE INCOME
  Change in value of interest rate swap (net of applicable taxes)         46          35          87         100
                                                                       -----       -----       -----       -----

COMPREHENSIVE LOSS                                                     $(302)      $(313)      $(734)      $(562)
                                                                       =====       =====       =====       =====


            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                        Six Months Ended
                                                                                    ------------------------
                                                                                    April 27,      April 28,
                                                                                       2003           2002
                                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $  (821)      $  (662)
     Adjustments to reconcile net loss to cash flows from operating activities:
          Depreciation and amortization                                                1,697         1,895
          Amortization of financing fees                                                 180            --
          Stock compensation                                                               4             5
          Deferred income taxes                                                         (547)         (408)
         Costs associated with debt extinguishments and modifications                     --           591
          Changes in assets and liabilities:
            Accounts receivable                                                          920         1,085
            Inventories                                                                  758        (1,545)
            Prepaid expenses                                                              70           (56)
            Accounts payable                                                            (106)          220
            Accrued compensation and related benefits                                   (127)         (246)
            Other liabilities                                                             13          (518)
                                                                                     -------       -------
          Cash flows from operating activities                                         2,041           361

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (189)         (235)
     (Decrease) increase in other assets                                                 (27)           10
                                                                                     -------       -------
          Cash flows from investing activities                                          (216)         (225)
                                                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                               --             8
     Proceeds from revolving credit lines                                                 --           800
     Payments on long-term debt                                                       (1,500)       (2,250)
                                                                                     -------       -------
          Cash flows from financing activities                                        (1,500)       (1,442)
                                                                                     -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         325        (1,306)

CASH AND CASH EQUIVALENTS, beginning of period                                           751         2,701
                                                                                     -------       -------
CASH AND CASH EQUIVALENTS, end of period                                             $ 1,076       $ 1,395
                                                                                     =======       =======


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

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Alpha Technologies Group, Inc. include the accounts of Alpha and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the Company's condensed consolidated financial statements, have been included. The results for the three months and six months ended April 27, 2003 are not necessarily indicative of results for the full year ending October 26, 2003. The reader is encouraged to read our annual financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 27, 2002.

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

Impairment of Long-Lived Assets

     The Company assesses the recoverability of long-lived assets, including intangible assets, held and used whenever events or changes in circumstances indicate that future cash flows (undiscounted and without interest charges) expected to be generated by an asset's disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

Goodwill and Other Intangible Assets

     The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribe a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the third quarter of each fiscal year as of June 1.

Loss Contingencies

     The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

New Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The provisions of FIN 45 require that a liability be recorded in the guarantor's balance sheet at fair value upon issuance of a guarantee. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's financial condition or results of operations.

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

2. INVENTORIES

Inventories consisted of the following on:          April 27,      October 27,
                                                      2003            2002
                                                    ---------      -----------
                                                         (In thousands)

Raw materials and components                         $ 2,268         $ 2,598
Work in process                                        2,894           3,219
Finished goods                                         2,196           2,428
                                                     -------         -------
                                                       7,358           8,245
Valuation allowance                                     (531)           (660)
                                                     -------         -------
                                                     $ 6,827         $ 7,585
                                                     =======         =======

3. DEBT AND REVOLVING CREDIT FACILITIES

Term Debt and Revolving Credit Facilities consisted of the following on                 April 27,      October 27,
                                                                                           2003           2002
                                                                                        ---------      -----------
                                                                                              (In thousands)
 Variable-rate revolving credit facility, interest payable monthly,
    principal is repaid and re-borrowed based on cash requirements ...............      $  3,200         $  3,200

 Variable-rate term notes, interest is payable monthly,
    principal is payable quarterly ...............................................         8,150            9,650

 Variable-rate term note under swap agreement, interest and
    principal is payable quarterly ...............................................        12,000           12,000
                                                                                        --------         --------
                                                                                          23,350           24,850
Less current portion .............................................................        (4,500)          (3,000)
                                                                                        --------         --------
                                                                                        $ 18,850         $ 21,850
                                                                                        ========         ========

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with several banks and other financial institutions ("the Lenders"). The Credit Agreement consists of a revolving credit facility which expires in June 2004 and a term loan which expires in January 2006. Borrowings under the Credit Agreement are secured by a first lien on and the assignment of all of the Company's assets. The Credit Agreement has been amended six times. Under the Credit Agreement, the Company must meet certain covenants. The Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement for the quarter ended January 26, 2003 and for the quarter ended April 27, 2003. The Credit Amendment was amended on February 6, 2003 and May 27, 2003 to revise the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of the fiscal year to levels that management believes the Company will be able to achieve. In addition, the Lenders waived the non-compliance with certain covenants at January 26, 2003 and April 27, 2003. Fees for the Fifth Amendment and waiver were approximately $60,000. Fees for the Sixth Amendment and waiver are estimated to be approximately $40,000.

     Under the amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.82% on April 27, 2003) and expires on June 30, 2004. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.6 million at April 27, 2003), as defined by the Amended Credit Agreement. Prior to the amendments, the Company was allowed to borrow up $15 million. As of April 27, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility. A portion of the outstanding term loan ($12.0 million on April 27, 2003) is covered by an interest rate swap (the "hedged loan"). The hedged loan effectively accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $8.2 million on April 27, 2003, consists of two notes which accrue interest at the relevant LIBOR rate plus 3.5% (4.77% on $7.4 million, and 4.79% on $750,000 on April 27,
2003). Term loans require quarterly principal payments through January 2006.

     The Company, as required by the amended Credit Agreement, utilizes an interest rate swap (the "swap") to hedge against the impact on cash flows of changes in interest rates. The interest rate swap is designated as a cash flow hedge of a specific portion of the term loans outstanding under the Credit Facility and is carried on the balance sheets at fair value. The effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred. Amounts related to ineffectiveness have not been significant to date. The effect of the swap is to convert the interest rate on the hedged portion of the term loans from a variable rate to a fixed rate of 8.47%. The swap matures on March 31, 2004. The carrying value and fair value of the swap was a liability of $332,000 and $477,000 at April 27, 2003 and October 27, 2002, respectively.

     Future minimum principal payments on the revolving credit facilities and the term loans are as follows:

                                                           In thousands
                                                           ------------
2003 (balance of fiscal year) ..........................        1,500
2004 ...................................................        9,200
2005 ...................................................        7,200
2006 ...................................................        5,450
                                                              -------
                                                              $23,350
                                                              =======


4. SEGMENT RELATED INFORMATION

     The Company has one operating segment, thermal management products. We derive substantially all of our operating revenue from the sale and support of one group of products and services with similar characteristics such as the nature of the production processes, the type and class of customers, and the methods of distribution. Substantially all of our assets are located within the United States. In addition, the Company's chief decision-maker and management make decisions based on one product group. Net sales to one customer totaled approximately 11.6% and 12.7% of consolidated revenues for the fiscal quarters ended April 27, 2003 and April 28, 2002, respectively.

5. NET LOSS PER SHARE

     Basic net loss per common share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding during each quarter year. Diluted earnings per common share are calculated to give effect to stock options and warrants outstanding during the period when such items are dilutive to basic earnings per share. Stock options and warrants to purchase 26,000 and 1,724,162 shares of common stock were outstanding at April 27, 2003 and at April 28, 2002, respectively, and were not included in the computation as their effect was antidilutive.

6. OFFER TO EXCHANGE OUTSTANDING OPTIONS FOR NEW OPTIONS

     On February 28, 2003, the Company offered to eligible employees, directors and consultants ("Eligible Employees") the opportunity to exchange all their outstanding options to purchase shares of Alpha common stock for new options which will be granted under the Company's Amended and Restated 1994 Stock Option Plan. The number of shares subject to the new options to be granted to each Eligible Employee will be equal to the number of shares subject to the options tendered by the Eligible Employee and accepted for exchange. Eligible Employees tendered options to purchase 1,575,708 shares. The exercise price per share of the new options will be 100% of the fair market value on the date of grant, which is expected to on or about October 3, 2003 which is at least six months and one day after the date the Company cancelled the options accepted for exchange.

7. STOCK OPTION PLANS

     In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact the Company if it changes to the fair value-based method of accounting for employee stock-based compensation. The Company has not incurred any employee stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25 in these financial statements. The Company has computed below the pro forma disclosures required under SFAS No. 148 using the Black-Scholes option pricing model with an assumed interest rate of 4% (3% in fiscal 2002), volatility of 80% and an expected life of four years.


                                                   Three Months Ended                   Six Months Ended
                                               ---------------------------       ------------------------------
                                               April 27,         April 28,         April 27,         April 28,
                                                 2003              2002              2003              2002
                                               ---------         ---------         ---------         ---------

Net loss as reported                           $  (348)          $  (348)          $  (821)          $  (662)
After tax stock based compensation
under fair value method                           (277)             (466)             (554)             (931)
                                               -------           -------           -------           -------
Pro forma net loss                             $  (625)          $  (814)          $(1,375)          $(1,593)
                                               =======           =======           =======           =======
Basic and diluted net loss per share:
As reported                                    $ (0.05)          $ (0.05)          $ (0.12)          $ (0.09)
                                               =======           =======           =======           =======
Pro forma                                      $ (0.09)          $ (0.11)          $ (0.19)          $ (0.22)
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

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The provisions of FIN 45 require that a liability be recorded in the guarantor's balance sheet at fair value upon issuance of a guarantee. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's financial condition or results of operations.

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

RESULTS OF OPERATIONS

Second Quarter 2003 Versus Second Quarter 2002 Comparison

     Net Loss. A net loss of $348,000 was reported in both the second quarter of fiscal 2003 and the second quarter of fiscal 2002. Fiscal 2002 results after excluding costs associated with debt extinguishments and modifications of $591,000 ($364,000 after taxes) was a net profit of $16,000. The increased operating loss in fiscal 2003 was principally caused by decreased sales.

     Sales. The Company's sales for the second quarter of fiscal year 2003 decreased by $1.7 million to $12.2 million from $13.9 million for second quarter of fiscal year 2002. Management believes that this decrease was primarily due to reduced demand for the Company's products resulting from the weakness in the economy, particularly in the telecommunications, networking, computer and industrial controls markets.

     Gross Profit. The Company's gross profit margin for the second quarter of fiscal year 2003 was 12.1% of revenue compared to 17.1% of revenue for second quarter of fiscal year 2002. The Company implemented many cost cutting measures over the past year in an effort to improve operating results such as tight expense controls and improved factory efficiencies. Despite these improvements, gross profit decreased as a result of proportionately higher fixed costs such as depreciation and insurance relative to total sales for the period.

     Research and Development. Research and development expenses for the second quarter of fiscal year 2003 were $102,000 compared to $131,000 for the same period last year. This decrease was primarily due to lower labor costs and containment of expenses.

     Selling, General and Administrative. Selling, general and administrative expenses for the second quarter of fiscal 2003 were $1.5 million or 11.9% of sales as compared to $1.6 million or 11.5% of sales for the second quarter of fiscal 2002. SG&A expenses in absolute dollars decreased by $142,000 as a result of decreases in commission expense, legal and professional fees and certain employee benefit costs. Decreases in commission expense was due to decreased sales. Decreases in the other expense categories was due to the Company's continued efforts to contain costs.

     Interest Expense. Interest expense was $509,000 for the second quarter of fiscal 2003 compared to $650,000 for the second quarter of fiscal 2002. This decrease was due to lower interest rates and lower average outstanding borrowings.

     Benefit for Income Taxes. Benefit for income taxes was $235,000 for the second quarter of fiscal 2003 compared to a benefit of $223,000 for second quarter of fiscal 2002. The effective income tax rate for the second quarter of fiscal 2003 was 40.3.% compared to 39.1% reported for the second quarter of fiscal 2002. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company believes its recognized deferred tax assets, net of valuation allowances provided, are likely of recovery, however, a continued deterioration in the Company's operating performance could require that additional valuation allowances be provided.

Six Months 2003 Versus Six Months 2002 Comparison

     Net Loss. The Company reported a net loss for the first six months of fiscal 2003 of $821,000 compared to a net loss of $662,000 for the first six months of fiscal 2002. The increased loss in fiscal 2003 was principally caused by decreased sales.

     Sales. The Company's sales for the first six months of fiscal year 2003 decreased by $2.9 million to $23.6 million from $26.5 million for fiscal year 2002. Management believes that this decrease was primarily due to reduced demand for the Company's products resulting from the weakness in the economy, particularly in the telecommunications, networking, computer and industrial controls markets.

     Gross Profit. The Company's gross profit margin for the first six months of fiscal year 2003 was 11.3% of revenue compared to 15.7% of revenue for second quarter of fiscal year 2002. The Company implemented many cost cutting measures over the past year in an effort to improve operating results such as tight expense controls and improved factory efficiencies. Despite these improvements, gross profit decreased as a result of proportionately higher fixed costs such as depreciation and insurance relative to total sales for the period.

     Research and Development. Research and development expenses for the first six months of fiscal year 2003 were $195,000 compared to $243,000 for the same period last year. The decrease was primarily due to lower labor costs and containment of expenses.

     Selling, General and Administrative. Selling, general and administrative expenses for the first six months of fiscal 2003 were $2.8 million or 11.9% of sales as compared to $3.1 million or 11.8% of sales for the second quarter of fiscal 2002. SG&A expenses in absolute dollars decreased by $321,000. This decrease was the result of decreases in commission expense, compensation costs, legal and professional fees and certain employee benefit costs. Decreases in commission expense was due to decreased sales. Decreases in the other expense categories was due to the Company's continued efforts to contain costs.

     Interest Expense. Interest expense was $1,031,000 for the first six months of fiscal 2003 compared to $1,285,000 for the first six months of fiscal 2002. This decrease was due to lower interest rates and lower average outstanding borrowings.

     Benefit for Income Taxes. Benefit for income taxes was $547,000 for the first six months of fiscal 2003 compared to a benefit of $408,000 for first six months of fiscal 2002. The effective income tax rate for the first six months of fiscal 2003 was 40.0% compared to 38.1% reported for the first six months of fiscal 2002. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company believes its recognized deferred tax assets, net of valuation allowances provided, are likely of recovery, however, a continued deterioration in the Company's operating performance could require that additional valuation allowances be provided.


LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with several banks and other financial institutions ("the Lenders"). Loans under the Credit Agreement consist of a revolving credit facility and a term loan, and are secured by a first lien on and the assignment of all of the Company's assets. Under the Credit Agreement, the Company must meet certain covenants.

     The Credit Agreement has been amended six times to revise various financial covenants, revise principal payment schedules and to waive certain events of covenant non-compliance. The Company has paid various cash fees and has issued warrants to purchase 110,000 shares of the Company's common stock to the Lenders in connection with the amendments.

     On May 27, 2003, the Company and its Lenders entered into a Sixth Amendment to the Credit Agreement which revised the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of the current fiscal year to levels that management believes the Company will be able to achieve, In addition, the Lenders waived the non-compliance at April 27, 2003. Maximum Leverage Ratios as of the second quarter of fiscal 2003 were revised to 5.50:1 from 4.95:1. Fixed Charge Coverage ratio requirements for the second quarter of fiscal 2003 were revised to 0.52:1 from 0.95:1

     Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.82% on April 27, 2003) and expires on June 30, 2004. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.6 million at April 27, 2003), as defined by the Amended Credit Agreement. As of April 27, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility.

     The Amended Credit Agreement contains financial and other covenants with which the Company must comply. These covenants include limitations on the amount of financial leverage the Company can incur, minimum fixed charge coverage, limits on capital spending, required minimal amounts of net worth, and required levels of EBITDA. The maximum financial leverage ratio, which is calculated by dividing funded debt by EBITDA, must not exceed: 4.60:1 for the third quarter of fiscal 2003, 4.15:1 for the fiscal year end, 1.85:1 for the first quarter of fiscal 2004 through fiscal year end 2004 , and 1.75:1 for first quarter of fiscal 2005 and thereafter. The fixed charge coverage ratio, which is calculated by dividing fixed charges by EBITDA minus Capital Expenditures, must not exceed:
0.90: 1 for the third quarter of fiscal 2003 and year end of fiscal 2003 and 0.80:1 for the first quarter of fiscal 2004 through fiscal year end 2004 and 0.85:1 for the first quarter of fiscal 2005 and thereafter. Capital spending is limited to $700,000, and $1.0 million for fiscal years 2003 and each year thereafter, respectively. Minimum Net Worth must be no less than $33,050,000 plus 75% of future Net Income plus 100% of the Net Proceeds of future Equity Offerings. This amount is reduced by Permitted Stock Repurchases and charges related to the issuance of warranty agreements in connection with the Loan Documents. The "Minimum Net Worth" covenant excludes impairment charges recorded in accordance with the provisions of SFAS No. 142.

     A portion of the outstanding term loan, $12.0 million on April 27, 2003, is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $8.2 million on April 27, 2003, consists of two notes which accrue interest at the relevant LIBOR rate plus 3.5% (4.77% on $7.4 million and 4.79% on $750,000 on April 27, 2003).

Cash Flow Information

     On April 27, 2003, the Company had cash of $1.1 million compared to $751,000 on October 27, 2002. For the first six months of fiscal 2003, $2.0 million was provided by operating activities and $1,500,000 was used in financing activities to pay down long-term debt. For the first six months of fiscal 2002, $361,000 was provided by operating activities and $2.3 million was used in financing activities to pay down long-term debt. The $1.7 million increase in cash provided from operating activities for the first six months of fiscal 2003 compared to the same period last year was due primarily to lower levels of inventory on hand at April 27, 2003 compared to April 26, 2002. Capital equipment purchases for the first six months of fiscal 2003 was $189,000 compared to $235,000 in the first six months of Fiscal 2002.

     Working capital on April 27, 2003 was $6.8 million as compared to $9.5 million on October 27, 2002. Lower accounts receivable and inventory balances due to lower sales in the first six months of 2003 compared to the last six months of 2002 were significant contributors to the decrease in working capital. In addition, current maturities of long term debt increased by $1.5 million to $4.5 million at April 27, 2002 compared to $3.0 million at October 27, 2002. The Company believes that its available cash and future cash flow from operations will be sufficient to fund operations over the next twelve months. However, the Company's revolving credit facility will expire on June 30, 2004. If current economic conditions continue, it is likely that the Company will need to extend or replace this revolving credit facility in order to have the funds necessary to fund its operations in the longer term and to pay off the remaining outstanding balance on this debt. There is no assurance that the Company will be able to extend or replace the revolving credit facility.

Results of Operations

     The Company's results of operations have been adversely affected by the economic downturn. In response to the reduction in revenue, the Company has taken a number of steps to improve operational efficiency and profitability, including reductions in head count at several of our facilities. These steps, coupled with the changes to our credit facilities discussed above, should provide sufficient liquidity to fund operations for at least the next twelve months assuming that revenues do not further decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.82% on April 27, 2003) and expires on June 30, 2004. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.6 million at April 27, 2003), as defined by the Amended Credit Agreement. As of April 27, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility. At current borrowing levels, a 1% increase in interest rates in our variable rate revolving credit facility would increase annual interest expense by approximately $32,000. The revolving credit facility will expire on June 30, 2004. If current economic conditions continue, it is likely that the Company will need to extend or replace this revolving credit agreement in order to have the funds necessary to fund its operations in the longer term and to pay off the remaining outstanding balance on this debt.

     A portion of the outstanding term loan ($12.0 million on April 27, 2003) is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $8.2 million on April 27, 2003, consists of two notes which accrue interest at the relevant LIBOR rate plus 3.5% ( 4.77% on $7.4 million and 4.79% on $750,000 on April 27, 2003). At current borrowing levels, a 1% increase in interest rates in our variable rate term debt would increase annual interest expense by approximately $82,000.

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

     The principal raw material used in thermal management and non-thermal fabricated products is aluminum. Raw materials represent a significant portion of the cost of the Company's products. Prices for raw materials are based on market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Although thermal management and non-thermal fabricated products are generally shipped within 60 days following the order date, increases in raw materials prices cannot always be reflected in product sales prices. All raw materials are readily available from multiple suppliers at competitive prices. The Company does not believe its risk in respect to raw materials price volatility is significant since the raw materials for an order are usually purchased within a short period of time after the order is accepted.

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

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of the Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on April 17, 2003, the stockholders elected six Directors as follows:

                                 Number of Shares
                             ------------------------
                             Voted For       Withheld
                             ---------       --------

Marshall D. Butler           6,001,518        56,508
Lawrence Butler              6,001,717        55,309
Richard E. Gormley           6,001,518        56,508
Donald K. Grierson           6,002,717        55,309
Frederic A. Heim             6,002,797        55,229
Robert C. Streiter           6,002,717        55,309

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     4.1 Sixth Amendment to Credit Agreement and Waiver, dated as of May 27, 2003 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N. A., as administrative Agent for the Lenders. (Exhibits to this Amendment have not been filed by the Registrant, who hereby undertakes to file such exhibits upon the request of the Commission.)(Filed Herewith)

     99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

     99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)


(b)  Reports on Form 8-K

        None.

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




                                    Alpha Technologies Group, Inc.
                                    -----------------------------------
                                    (Registrant)



Date:  June 11, 2003            By: /s/ Lawrence Butler
                                    ----------------------
                                    Lawrence Butler
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  June 11, 2003            By: /s/ James J. Polakiewicz
                                    ------------------------
                                    James J. Polakiewicz
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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




/s/ Lawrence Butler
---------------------
Lawrence Butler
Chief Executive Officer
June 11, 2003

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





/s/ James J. Polakiewicz
-------------------------
James J. Polakiewicz
Chief Financial Officer
June 11, 2003

                                  EXHIBIT INDEX

Exhibit
-------

4.1 Sixth Amendment to Credit Agreement and Waiver, dated as of May 27, 2003 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N. A., as administrative Agent for the Lenders. (Exhibits to this Amendment have not been filed by the Registrant, who hereby undertakes to file such exhibits upon the request of the Commission.)(Filed Herewith)

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)