Form 10-K/A
period 2002-10-28
ALPHA TECHNOLOGIES GROUP INC
filed 2003-06-27
CIK 710807

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes_X__ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ ] No [X]

The aggregate market value of the 4,414,955 shares of voting stock held by non-affiliates (persons other than officers, directors, and 5% shareholders) of the Registrant as of April 27, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, was $5,562,843, based on the closing price of $1.26 on the Nasdaq National Market as of such date.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Common Stock, 7,110,336 shares outstanding at April 27, 2003

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 27, 2002 as set forth in the pages attached hereto:

                  Item 14(a)(3) Exhibits.

                  Exhibit 99.3 Annual Report on Form 11-K for the fiscal year ended December 31, 2002 for the ATGI 401(k) Plan

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                                ALPHA TECHNOLOGIES GROUP, INC.

                                By: /s/ James J. Polakiewicz
                                    -------------------------
                                    James J. Polakiewicz
                                    Principal Accounting Officer

Dated: June 27, 2003

                                  EXHIBIT INDEX

                                                                       Sequentially
Exhibit                                                                  Numbered
Number            Description of Exhibit                                   Page
 99.3             Annual Report on Form 11-K for the year ended              4
                  December 31, 2002 for the ATGI 401K PLAN