Form 10-Q
period 2003-07-27
ALPHA TECHNOLOGIES GROUP INC
filed 2003-09-10
CIK 710807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 27, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to

                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          76-0079338
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.03 par value                        7,110,336
   ----------------------------                        ---------
             Class                           Outstanding at September 4, 2003

                         ALPHA TECHNOLOGIES GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                Page No.
Part I. Financial Information

           Item 1. Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets
                      July 27, 2003 and October 27, 2002                            3

                   Condensed Consolidated Statements of Operations
                      Three Months and Nine Months Ended July 27, 2003 and
                      July 28, 2002                                                 4

                   Condensed Consolidated Statements of Comprehensive Loss
                      Three Months and Nine Months Ended July 27, 2003 and
                      July 28, 2002                                                 5

                   Condensed Consolidated Statements of Cash Flows
                      Three Months and Nine Months Ended July 27, 2003 and
                      July 28, 2002                                                 6

                      Notes to Condensed Consolidated Financial Statements          7

           Item 2. Management's Discussion and Analysis of Financial Condition     12
                      and Results of Operations

           Item 3. Quantitative and Qualitative Disclosures About Market Risk      17

           Item 4. Controls and Procedures                                         17

Part II. Other Information

           Item 6. Exhibits and Reports on Form 8-K                                18

Signatures                                                                         19

Exhibit Index                                                                      20

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share-Related Data)

                                                                               July 27,      October 27,
                                                                                 2003           2002
                                                                                 ----           ----
ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                                                 $  1,406      $    751
     Accounts receivable, net                                                     6,052         7,198
     Inventories, net                                                             6,191         7,585
     Prepaid expenses                                                             1,209         1,201
                                                                               --------      --------
          Total current assets                                                   14,858        16,735

PROPERTY AND EQUIPMENT, net                                                      12,852        14,991

GOODWILL, net                                                                        --        12,980

DEFERRED INCOME TAXES                                                            10,086         9,608

OTHER ASSETS, net                                                                   722         1,319
                                                                               --------      --------
                           TOTAL ASSETS                                        $ 38,518      $ 55,633
                                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                          $  2,888      $  2,967
     Accrued compensation and related benefits                                      598           700
     Other accrued expenses                                                         603           584
     Current portion of long-term debt                                            1,000         3,000
                                                                               --------      --------
          Total current liabilities                                               5,089         7,251

REVOLVING CREDIT FACILITY                                                         3,200         3,200

LONG-TERM DEBT, Net of current portion                                           18,400        18,650

OTHER LONG-TERM LIABILITIES                                                         495           652
                                                                               --------      --------
                           TOTAL LIABILITIES                                     27,184        29,753
                                                                               --------      --------

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; 180,000 shares authorized; no shares
          issued or outstanding                                                      --            --
     Common stock, $.03 par value; 17,000,000 shares authorized; 8,529,826
          shares issued at July 27, 2003 and October 27, 2002                       256           256
     Additional paid-in capital                                                  47,340        47,336
     Accumulated deficit                                                        (30,222)      (15,530)
     Accumulated other comprehensive (loss)                                        (146)         (288)
     Treasury stock, at cost (1,419,490 common shares at July 27, 2003
          and October 27, 2002)                                                  (5,894)       (5,894)
                                                                               --------      --------
                           TOTAL STOCKHOLDERS' EQUITY                            11,334        25,880
                                                                               --------      --------
                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 38,518      $ 55,633
                                                                               ========      ========


            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                                  Three Months Ended           Nine Months Ended
                                                                                ----------------------      ------------------------
                                                                                 July 27,     July 28,      July 27,      July 28,
                                                                                  2003          2002          2003          2002
                                                                                --------      --------      --------      --------
SALES                                                                           $ 11,658      $ 15,258      $ 35,288      $ 41,778
COST OF SALES                                                                     10,465        12,768        31,425        35,119
                                                                                --------      --------      --------      --------
     Gross profit                                                                  1,193         2,490         3,863         6,659
                                                                                --------      --------      --------      --------
OPERATING EXPENSES
     Research and development                                                         97           129           292           372
     Selling, general and administrative                                           1,509         1,540         4,326         4,678
     Impairment of Goodwill                                                       12,980        15,602        12,980        15,602
     Impairment of Other Intangible Asset                                            323            --           323            --
                                                                                --------      --------      --------      --------
          Total operating expenses                                                14,909        17,271        17,921        20,652
                                                                                --------      --------      --------      --------

OPERATING (LOSS) INCOME                                                          (13,716)      (14,781)      (14,058)      (13,993)

INTEREST EXPENSE                                                                    (494)         (627)       (1,525)       (1,912)

OTHER INCOME, net                                                                      3             8             8            26

COSTS ASSOCIATED WITH DEBT EXTINGUISHMENTS AND
   MODIFICATIONS                                                                      --            --            --          (591)
                                                                                --------      --------      --------      --------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                             (14,207)      (15,400)      (15,575)      (16,470)

BENEFIT FOR INCOME TAXES                                                            (336)       (5,567)         (883)       (5,975)
                                                                                --------      --------      --------      --------
NET LOSS                                                                        $(13,871)     $ (9,833)     $(14,692)     $(10,495)
                                                                                ========      ========      ========      ========



LOSS PER COMMON SHARE:
     BASIC                                                                      $  (1.95)     $  (1.38)     $  (2.07)     $  (1.48)
                                                                                ========      ========      ========      ========
     DILUTED                                                                    $  (1.95)     $  (1.38)     $  (2.07)     $  (1.48)
                                                                                ========      ========      ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
     BASIC                                                                         7,110         7,109         7,110         7,110
     DILUTED                                                                       7,110         7,109         7,110         7,110

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      (In Thousands, Except Per Share Data)

                                                                         Three Months Ended          Nine Months Ended
                                                                      ----------------------      -----------------------
                                                                      July 27,      July 28,      July 27,      July 28,
                                                                        2003          2002          2003          2002
                                                                      --------      --------      --------      --------
NET LOSS                                                              $(13,871)     $ (9,833)     $(14,692)     $(10,495)


OTHER COMPREHENSIVE INCOME
  Change in value of interest rate swap (net of applicable taxes)           55           (70)          142            32
                                                                      --------      --------      --------      --------
COMPREHENSIVE LOSS                                                    $(13,816)     $ (9,903)     $(14,550)     $(10,463)
                                                                      ========      ========      ========      ========


            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       Nine Months Ended
                                                                                    -----------------------
                                                                                    July 27,      July 28,
                                                                                      2003          2002
                                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $(14,692)     $(10,495)
     Adjustments to reconcile net loss to cash flows from operating activities:
          Depreciation and amortization                                                2,508         2,835
          Amortization of financing fees                                                 285            --
          Impairment of Goodwill                                                      12,980        15,602
          Impairment of Other Intangible Asset                                           323            --
          Stock compensation                                                               4            10
          Deferred income taxes                                                         (572)       (5,948)
         Costs associated with debt extinguishments and modifications                     --           591
          Changes in assets and liabilities:
            Accounts receivable                                                        1,146           813
            Inventories                                                                1,394          (424)
            Prepaid expenses                                                              (8)          152
            Accounts payable                                                             (79)         (606)
            Accrued compensation and related benefits                                   (102)         (130)
            Other liabilities                                                             98          (916)
                                                                                    --------      --------
          Cash flows from operating activities                                         3,285         1,484

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (322)         (369)
     (Decrease) increase in other assets                                                 (58)           18
                                                                                    --------      --------
          Cash flows from investing activities                                          (380)         (351)
                                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                               --             8
     Payments for debt issue costs                                                        --          (350)
     Payments on revolving credit lines                                                   --            --
     Payments on long-term debt                                                       (2,250)       (3,000)
                                                                                    --------      --------
          Cash flows from financing activities                                        (2,250)       (3,342)
                                                                                    --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         655        (2,209)

CASH AND CASH EQUIVALENTS, beginning of period                                           751         2,701
                                                                                    --------      --------

CASH AND CASH EQUIVALENTS, end of period                                            $  1,406      $    492
                                                                                    ========      ========
NON CASH ACTIVITY:
  Issuance of warrants related to debt extinguishment                               $     --      $    148
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

Recent Results of Operations

         The Company has been impacted by the economic downturn and has suffered a decline in revenues and profitability. In addition, this operational downturn has resulted in noncompliance with the terms and conditions contained in the Company's credit agreement, which the Company's lenders have agreed to waive and/or modify. The Company has taken action to control expenses, through cost containment and headcount reduction, and has negotiated amendments to the terms and conditions of its credit agreement. As a result of these actions, the Company believes that sufficient liquidity exists to support operations for at least the forthcoming fiscal year.

Accounting Periods

         The Company follows a 4-5-4 week quarterly accounting period cycle wherein each quarter consists of two four week months and one five week month. The last day of the fiscal year is always the last Sunday in October.

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Alpha Technologies Group, Inc. include the accounts of Alpha and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the Company's condensed consolidated financial statements, have been included. The results for the three months and nine months ended July 27, 2003 are not necessarily indicative of results for the full year ending October 26, 2003. The reader is encouraged to read our annual financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 27, 2002.

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

Income Taxes

         The Company provides for income tax expense or benefit in interim periods using the rate expected to be in effect for the entire year. Changes in the estimated tax rate for a fiscal year are recorded in the period in which they occur. The Company reassesses the recoverability of its deferred tax assets each quarter by evaluating all available evidence and assessing whether it is more likely than not that all or some portion of its recorded assets may not be recoverable. To the extent that assets are not likely to be recovered, valuation allowances are provided. In the quarter ended July 27, 2003, the Company reserved in full the tax asset generated as a result of the write off of the Company's remaining unamortized goodwill. This asset will be recovered through tax amortization charges over the next thirteen years. Because the value of the amortization of this tax asset will only be realized after the Company's net loss carryforwards are utilized, the Company concluded that it was appropriate to reserve this benefit. It is possible that additional valuation allowances against our deferred tax assets may be required in future periods, if the Company is unable to return to profitability.

New Accounting Pronouncements

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not believe that the adoption of SFAS 150 will have a material impact on our results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, "Amendment Of Statement 133 On Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS 149 will have a material impact on our results of operations or financial position.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our results of operations or financial position.

2. INVENTORIES

Inventories consisted of the following on:                                                            July 27,           October 27,
                                                                                                        2003                2002
                                                                                                      --------           ----------
                                                                                                             (In thousands)
Raw materials and components                                                                          $ 2,004               $ 2,598
Work in process                                                                                         2,762                 3,219
Finished goods                                                                                          2,007                 2,428
                                                                                                      -------               -------
                                                                                                        6,773                 8,245
Valuation allowance                                                                                      (582)                 (660)
                                                                                                      -------               -------
                                                                                                      $ 6,191               $ 7,585
                                                                                                      =======               =======

3. DEBT AND REVOLVING CREDIT FACILITIES

Term Debt and Revolving Credit Facilities consisted of the following on                               July 27,           October 27,
                                                                                                       2003                 2002
                                                                                                     ---------           ----------
                                                                                                             (In thousands)
 Variable-rate revolving credit facility, interest payable monthly,
    principal is repaid and re-borrowed based on cash requirements .....................             $  3,200              $  3,200

 Variable-rate term notes, interest is payable monthly,
    principal is payable quarterly .....................................................                7,400                 9,650

 Variable-rate term note under swap agreement, interest and
    principal is payable quarterly .....................................................               12,000                12,000
                                                                                                     --------              --------
                                                                                                       22,600                24,850
Less current portion ...................................................................               (1,000)               (3,000)
                                                                                                     --------              --------
                                                                                                     $ 21,600              $ 21,850
                                                                                                     ========              ========

      On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with several banks and other financial institutions ("the Lenders"). The Credit Agreement consists of a revolving credit facility which expires in January 2005 and a term loan which expires in January 2006. Borrowings under the Credit Agreement are secured by a first lien on and the assignment of all of the Company's assets. The Credit Agreement has been amended seven times. Under the Credit Agreement, the Company must meet certain covenants. The Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement for the quarter ended July 27, 2003. The Credit Amendment was amended on September 5, 2003 to revise the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of the fiscal year 2003 and fiscal year 2004 to levels that management believes the Company will be able to achieve. The Lenders waived the events of non-compliance with certain covenants at July 27, 2003. In addition, the September 5, 2003 amendment added new Minimum EBITDA and Interest Coverage covenants for the remainder of fiscal year 2003 and fiscal year 2004, revised the allowable amounts to be spent on capital expenditures for fiscal years 2003 and 2004 and eliminated the Minimum Net Worth requirement. For periods ending on or after April 1, 2004, interest on the revolving credit facility and term loan will increase by .5% at maximum financial leverage levels. Lastly, the September 5, 2003 amendment reduced the principal payments from $750,000 to $250,00 per quarter for the remainder of fiscal year 2003 and from $1,500,000 to $250,000 per quarter fiscal year 2004. The maturity date of the revolver was extended from June 2004 to January 2005. The term debt continues to mature on January 2006 at which time a final balloon payment of $11.0 million will be due. Fees for the Fifth and Sixth Amendment and waiver were approximately $52,000 and $38,000, respectively. Fees for the Seventh Amendment and waiver, including the fair value of warrants to purchase the Company's common stock issued to the lenders, totaled approximately $220,000.

      Under the amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.61% on July 27, 2003) and expires on January 31, 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.5 million at July 27, 2003), as defined by the Amended Credit Agreement. Prior to the amendments, the Company was allowed to borrow up $15 million. As of July 27, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility. A portion of the outstanding term loan ($12.0 million on July 27, 2003) is covered by an interest rate swap (the "hedged loan"). The hedged loan effectively accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $7.4 million on July 27, 2003, consists of a note which accrues interest at the relevant LIBOR rate plus 3.5% (4.77% at July 27, 2003). Term loans require quarterly principal payments through January 2006.

      The Company, as required by the amended Credit Agreement, utilizes an interest rate swap (the "swap") to hedge against the impact on cash flows of changes in interest rates. The interest rate swap is designated as a cash flow hedge of a specific portion of the term loans outstanding under the Credit Facility and is carried on the balance sheets at fair value. The effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred. Amounts related to ineffectiveness have not been significant to date. The effect of the swap is to convert the interest rate on the hedged portion of the term loans from a variable rate to a fixed rate of 8.47%. The swap matures on March 31, 2004. The carrying value and fair value of the swap was a liability of $241,000 and $477,000 at July 27, 2003 and October 27, 2002, respectively.

      Future minimum principal payments on the revolving credit facilities and the term loans are as follows:

                                                                     In thousands
                                                                     ------------
2003 (balance of fiscal year).....................................       $   250
2004..............................................................         1,000
2005..............................................................        10,400
2006..............................................................        10,950
                                                                         -------
                                                                         $22,600
                                                                         =======

4. SEGMENT RELATED INFORMATION

      The Company has one operating segment, thermal management products. We derive substantially all of our operating revenue from the sale and support of one group of products and services with similar characteristics such as the nature of the production processes, the type and class of customers, and the methods of distribution. Substantially all of our assets are located within the United States. In addition, the Company's chief decision-maker and management make decisions based on one product group. Net sales to one customer totaled approximately 11.4% and 11.8% of consolidated revenues for the nine months ended July 27, 2003 and July 28, 2002, respectively.

5. NET LOSS PER SHARE

      Basic net loss per common share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding during each quarter year. Diluted earnings per common share are calculated to give effect to stock options and warrants outstanding during the period when such items are dilutive to basic earnings per share. Stock options and warrants to purchase 21,000 and 1,782,996 shares of common stock were outstanding at July 27, 2003 and at July 28, 2002, respectively, and were not included in the computation as their effect was antidilutive.

6. OFFER TO EXCHANGE OUTSTANDING OPTIONS FOR NEW OPTIONS

      On February 28, 2003, the Company offered to eligible employees, directors and consultants ( "Eligible Employees") the opportunity to exchange all their outstanding options to purchase shares of Alpha common stock for new options which will be granted under the Company's Amended and Restated 1994 Stock Option Plan. The number of shares subject to the new options to be granted to each Eligible Employee will be equal to the number of shares subject to the options tendered by the Eligible Employee and accepted for exchange. Eligible Employees tendered options to purchase 1,575,708 shares. The exercise price per share of the new options will be 100% of the fair market value on the date of grant, which is expected to on or about October 3, 2003 which is at least six months and one day after the date the Company cancelled the options accepted for exchange.

7. STOCK OPTION PLANS

      The Company applies the intrinsic value method of accounting for stock based compensation granted to employees and expects to continue to do so, unless required to change by accounting principles generally accepted in the United States. The table below discloses the effect on stock based compensation had such compensation been measured using the fair value method. The Company has computed the pro forma disclosures below using the Black-Scholes option-pricing model with an assumed risk free interest rate of 3% (4% in fiscal 2002), volatility of 80% and an expected life of four years.

                                                                    Three Months Ended             Nine Months Ended
                                                                  -----------------------       -----------------------
                                                                  July 27,       July 28,       July 27,       July 28,
                                                                    2003           2002           2003           2002
                                                                  --------       --------       --------       --------
Net loss as reported                                              $(13,871)      $ (9,833)      $(14,692)      $(10,495)
After tax stock based compensation
under fair value method                                               (277)          (466)          (831)        (1,397)
                                                                  --------       --------       --------       --------
Pro forma net loss                                                $(14,148)      $(10,299)      $(15,523)      $(11,892)
                                                                  ========       ========       ========       ========
Basic and diluted net loss per share:

As reported                                                       $  (1.95)      $  (1.38)      $  (2.07)      $  (1.48)
                                                                  ========       ========       ========       ========
Pro forma                                                         $  (1.99)      $  (1.45)      $  (2.18)      $  (1.67)
                                                                  ========       ========       ========       ========

8. GOODWILL AND OTHER LONG-LIVED ASSETS

      In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other acquired intangible assets. In particular, SFAS No. 142 mandates a fair value approach to assessing the potential impairment of goodwill and other intangibles with indeterminable lives. The Company engaged an independent valuation advisory firm to conduct its annual impairment test as of the designated test date of June 1. These tests concluded that $13.0 million and $15.6 million of the goodwill carried on the books as of June 1, 2003 and June 1, 2002, respectively, was impaired. The fair value of the Company's single reporting unit was determined by using established valuation techniques, specifically, the income, market and cost approaches. Management believes that this impairment was caused by the downturn in the economy which severely impacted the markets served by the Company's products. This impairment has been reported as a separate component of operating expenses in the Consolidated Statement of Operations. Goodwill, net of amortization, has been reduced from $28.6 million at October 28, 2001 to $13.0 million at July 28, 2002 and from $13.0 million to $0 at July 27, 2003.

      The Company performs impairment analyses of its long-lived assets whenever events and circumstances indicate that they may be impaired. All long-lived assets other than goodwill are assessed for impairment by comparison of the total amount of undiscounted cash flows expected to be generated by such assets to their carrying value. In July 2003 it was determined that an intangible asset related to a non compete agreement between the Company and a former owner of Lockhart Industries, Inc., which is now a subsidiary of Alpha Technologies Group, Inc., no longer had any value. The carrying value of this asset before the impairment write-off was $323,000. This impairment has been reported as a separate component of operating expenses in the Consolidated Statement of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

CRITICAL ACCOUNTING POLICIES

      The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgements estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. We regularly evaluate the accounting policies and estimates we use to prepare our financial statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, valuation allowances against deferred income tax assets, and contingencies. These estimates are based on historical experience and various assumptions that we believe to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

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

RESULTS OF OPERATIONS

Third Quarter 2003 Versus Third Quarter 2002 Comparison

      Net Loss. A net loss of $13.9 million and $9.8 million was reported in the third quarter of fiscal 2003 and the third quarter of fiscal 2002, respectively. The Company recorded a $13.0 million and a $15.6 million goodwill impairment charge in the third quarter of fiscal 2003 and fiscal 2002, respectively. The Company also reported an intangible asset impairment charge of $323,000 in the third quarter of fiscal 2003 related to a non-compete agreement which was determined to no longer have any value. After excluding the impairment charges, the Company reported a net loss of $568,000 in fiscal 2003 compared to a net profit of $121,000 in fiscal 2002. The increased loss in fiscal 2003 was principally caused by decreased sales.

      Sales. The Company's sales for the third quarter of fiscal year 2003 decreased by $3.6 million to $11.7 million from $15.3 million for third quarter of fiscal year 2002. Management believes that this decrease was primarily due to reduced demand for the Company's products resulting from the weakness in the economy, particularly in the computer, automotive and aluminum extrusion markets.

      Gross Profit. The Company's gross profit margin for the third quarter of fiscal year 2003 was 10.2% of revenue compared to 16.3% of revenue for third quarter of fiscal year 2002. The Company implemented many cost cutting measures over the past year in an effort to improve operating results such as tight expense controls and improved factory efficiencies. Despite these improvements, gross profit decreased as a result of proportionately higher fixed costs such as depreciation, rent and insurance relative to total sales for the period.

      Research and Development. Research and development expenses for the third quarter of fiscal year 2003 were $97,000 compared to $129,000 for the same period last year. This decrease was primarily due to lower labor costs and containment of expenses.

      Selling, General and Administrative. Selling, general and administrative expenses totaled $1.5 million or 12.9% of sales for the third quarter of fiscal 2003 and were relatively unchanged from the $1.5 million or 10.1% of sales reported for the third quarter of fiscal 2002. Selling, general and administrative expenses in absolute dollars decreased by $31,000. Decreased commission expense due to lower sales was slightly offset by an increase in professional consulting fees.

      Goodwill Impairment Charge. The Company recorded a $13.0 million and a $15.6 million goodwill impairment charge in the third quarter of fiscal 2003 and fiscal 2002, respectively. As a result of these charges, the Company no longer has any goodwill on its books.

      Other Intangible Asset Impairment Charge. The Company recorded a $323,000 impairment charge in the third quarter of fiscal 2003 related to an intangible asset which was determined to no longer have any value.

      Interest Expense. Interest expense was $494,000 for the third quarter of fiscal 2003 compared to $627,000 for the third quarter of fiscal 2002. This decrease was due to lower interest rates and lower average outstanding borrowings.

      Benefit for Income Taxes. Benefit for income taxes was $336,000 for the third quarter of fiscal 2003 compared to a benefit of $5.6 million for third quarter of fiscal 2002. The effective income tax rate for the third quarter of fiscal 2003 was 2.4.% compared to 36.1% reported for the third quarter of fiscal 2002. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company increased its valuation allowance by $5.3 million for the quarter as it was considered unlikely that the Company will be able to recover the tax benefit of the write-off of the remaining carrying value of goodwill and other intangible assets. To the extent that the Company does not return to profitability in the near future, additional valuation allowances may be required against tax assets generated in future periods or against currently recognized tax assets.

Nine Months 2003 Versus Nine Months 2002 Comparison

      Net Loss. The Company reported a net loss for the first nine months of fiscal 2003 of $14.7 million compared to a net loss of $10.5 million for the first nine months of fiscal 2002. The Company recorded a $13.0 million and a $15.6 million goodwill impairment charge in the third quarter of fiscal 2003 and fiscal 2002, respectively. The Company also reported an intangible asset impairment charge of $323,000 in the third quarter of fiscal 2003 related to a non-compete agreement which was determined to no longer have any value. In fiscal 2002, the Company incurred $591,000 in costs associated with debt modifications. After excluding the impairment charges and costs associated with debt modifications, the Company reported a net loss of $1.4 million in fiscal 2003 compared to a net profit of $50,000 in fiscal 2002. The increased loss in fiscal 2003 was principally caused by decreased sales.

      Sales. The Company's sales for the first nine months of fiscal year 2003 decreased by $6.5 million to $35.3 million from $41.8 million for fiscal year 2002. Management believes that this decrease was primarily due to reduced demand for the Company's products resulting from the weakness in the economy, particularly in the computer, automotive and aluminum extrusion markets.

      Gross Profit. The Company's gross profit margin for the first nine months of fiscal year 2003 was 10.9% of revenue compared to 15.9% of revenue for third quarter of fiscal year 2002. The Company implemented many cost cutting measures over the past year in an effort to improve operating results such as tight expense controls and improved factory efficiencies. Despite these improvements, gross profit decreased as a result of proportionately higher fixed costs such as depreciation and insurance relative to total sales for the period.

      Research and Development. Research and development expenses for the first nine months of fiscal year 2003 were $292,000 compared to $372,000 for the same period last year. The decrease was primarily due to lower labor costs and containment of expenses.

      Selling, General and Administrative. Selling, general and administrative expenses for the first nine months of fiscal 2003 were $4.3 million or 12.3% of sales as compared to $4.7 million or 11.2% of sales for the first nine months of fiscal 2002. SG&A expenses in absolute dollars decreased by $352,000. This decrease was the result of decreases in commission costs, amortization expense, compensation costs, legal fees and certain employee benefit costs. Decreases in commission costs was due to decreased sales. The decrease in amortization expense was due to the write-off of an intangible asset which was determined to be impaired. Decreases in the other expense categories were due to the Company's continued efforts to contain costs.

      Goodwill Impairment Charge. The Company recorded a $13.0 million and a $15.6 million goodwill impairment charge in the first nine months of fiscal 2003 and fiscal 2002, respectively. As a result of these charges, the Company no longer has any goodwill on its books.

      Other Intangible Asset Impairment Charge. The Company recorded a $323,000 impairment charge in the third quarter of fiscal 2003 related to an intangible asset which was determined to no longer have any value.

      Interest Expense. Interest expense was $1,525,000 for the first nine months of fiscal 2003 compared to $1,912,000 for the first nine months of fiscal 2002. This decrease was due to lower interest rates and lower average outstanding borrowings.

      Losses Associated with Debt Extinguishments and Modifications. The Company recorded a $591,000 charge during the second quarter of fiscal 2002 resulting from amendments to Credit Agreements with its Lenders which revised certain financial covenants and waived certain events of non-compliance.

      Benefit for Income Taxes. Benefit for income taxes was $883,000 for the first nine months of fiscal 2003 compared to a benefit of $6.0 million for first nine months of fiscal 2002. The effective income tax rate for the first nine months of fiscal 2003 was 5.7% compared to 36.2% reported for the first nine months of fiscal 2002. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company increased its valuation allowance by $5.3 million for the quarter as it is considered unlikely that the Company will be able to recover the tax benefit of the write-off of the remaining carrying value of goodwill and other intangible assets.

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

      The Credit Agreement has been amended seven times to revise various financial covenants, revise principal payment schedules and to waive certain events of covenant non-compliance. The Company has paid various cash fees and has issued warrants to purchase 258,225 shares of the Company's common stock to the Lenders in connection with the amendments.

      On September 5, 2003, the Company and its Lenders entered into a Seventh Amendment to the Credit Agreement which revised the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of fiscal year 2003 and fiscal year 2004 to levels that management believes the Company will be able to achieve. The Lenders waived the non-compliance with certain covenants at July 27, 2003, added new Minimum EBITDA and Interest Coverage covenants for the remainder of fiscal year 2003 and fiscal year 2004, revised the allowable amounts to be spent on capital expenditures for fiscal years 2003 and 2004 and eliminated the Minimum Net Worth requirement. For periods ending on or after April 1, 2004, interest on the revolving credit facility and term loan will increase by .5% at maximum financial leverage levels. Lastly, the September 5, 2003 amendment reduced the principal payments from $750,000 to $250,00 per quarter for the remainder of fiscal year 2003 and from $1,500,000 to $250,000 per quarter for fiscal year 2004. The maturity date of the revolver was extended from June 2004 to January 2005. The term debt continues to mature on January 2006 at which time a final balloon payment of $11.0 million will be due.

      Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.61% on July 27, 2003) and expires in January 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.5 million at July 27, 2003), as defined by the Amended Credit Agreement. As of July 27, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility.

      The Amended Credit Agreement contains financial and other covenants with which the Company must comply. These covenants include limitations on the amount of financial leverage the Company can incur, minimum fixed charge coverage, minimum interest coverage, limits on capital spending, and required levels of EBITDA. The maximum financial leverage ratio, which is calculated by dividing funded debt by EBITDA, was waived for the third quarter of fiscal 2003 and must not exceed: 11.0:1 for the fourth quarter of fiscal year 2003 through the second quarter of fiscal 2004; 10.3:1 for the third quarter of fiscal 2004; 8.1:1 for the fourth quarter of 2004, and 1.75:1 for first quarter of fiscal 2005 and thereafter. The fixed charge coverage ratio, which is calculated by dividing fixed charges by EBITDA minus Capital Expenditures, was waived for the remainder of fiscal year 2003. It must not exceed: 0.60:1 for the first quarter of fiscal 2004; 0.70:1 for the second and third quarters of fiscal 2004; and 0.85:1 for the fourth quarter of fiscal 2004 and thereafter. The interest coverage ratio, which is calculated by dividing EBITDA by interest expense, must not exceed 0.70:1 for the fourth quarter of fiscal 2003; 1.00:1 for the first quarter of fiscal 2004; 1.20:1 for the second and third quarters of fiscal 2004 and 1.50:1 for the fourth quarter of fiscal 2004. Capital spending is limited to $450,000 for fiscal year 2003, $300,000 for fiscal year 2004, and $1.0 million for fiscal years 2005 and each year thereafter. Required levels of EBITDA are $400,000 for the third quarter of fiscal 2003, $350,000 for the fourth quarter of fiscal 2003; $520,000 for the first quarter of fiscal 2004; $1,220,000 for the second quarter year to date of fiscal 2004; $1,730,000 for the third quarter year to date of fiscal 2004 and $2,620,000 for the entire 2004 fiscal year.

      A portion of the outstanding term loan, $12.0 million on July 27, 2003, is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $7.4 million on July 27, 2003, consists of a note which accrues interest at the relevant LIBOR rate plus 3.5% (4.77% at July 27, 2003).

Cash Flow Information

      On July 27, 2003, the Company had cash of $1.4 million compared to $751,000 on October 27, 2002. For the first nine months of fiscal 2003, $3.3 million was provided by operating activities and $2.3 million was used in financing activities to pay down long-term debt. For the first nine months of fiscal 2002, $1.5 million was provided by operating activities and $3.3 million was used in financing activities to pay down long-term debt. The $1.8 million increase in cash provided from operating activities for the first nine months of fiscal 2003 compared to the same period last year was due primarily to lower levels of inventory on hand at July 27, 2003 compared to July 28, 2002. Capital equipment purchases for the first nine months of fiscal 2003 was $322,000 compared to $369,000 in the first nine months of Fiscal 2002.

      Working capital on July 27, 2003 was $9.8 million as compared to $9.5 million on October 27, 2002. This increase in working capital resulted from cash flow from operations, principally generated through reductions in accounts receivable and inventory balances, which decreased by $1.1 million and $1.4 million, respectively, due to lower sales in the first nine months of 2003 compared to the last nine months of 2002, offset by repayments of long term debt which totaled $2.0 million. The Company believes that its available cash and future cash flow from operations will be sufficient to fund operations over the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.61% on July 27, 2003) and expires in January 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.5 million at July 27, 2003), as defined by the Amended Credit Agreement. As of July 27, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility. At current borrowing levels, a 1% increase in interest rates in our variable rate revolving credit facility would increase annual interest expense by approximately $32,000.

      A portion of the outstanding term loan ($12.0 million on July 27, 2003) is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $7.4 million on July 27, 2003, consists of a note which accrues interest at the relevant LIBOR rate plus 3.5% (4.77% at July 27, 2003). At current borrowing levels, a 1% increase in interest rates in our variable rate term debt would increase annual interest expense by approximately $74,000.

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

ITEM 4. CONTROLS AND PROCEDURES

      At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      4.1 Seventh Amendment to Credit Agreement and Waiver, dated as of September 5, 2003 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N. A., as administrative Agent for the Lenders. (Exhibits to this Amendment have not been filed by the Registrant, who hereby undertakes to file such exhibits upon the request of the Commission.)(Filed Herewith)

      31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

      31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

      32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)



(b)   Reports on Form 8-K

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

                                     Alpha Technologies Group, Inc.
                                    -------------------------------
                                    (Registrant)



Date: September 10, 2003            By:    /s/ Lawrence Butler
                                           -------------------------------------
                                           Lawrence Butler
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)





Date: September 10, 2003            By:    /s/ James J. Polakiewicz
                                           -------------------------------------
                                    James J. Polakiewicz
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
-------
4.1         Seventh Amendment to Credit Agreement and Waiver, dated as of
            September 5, 2003 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N. A., as administrative
            Agent for the Lenders. (Exhibits to this Amendment have not been filed by the Registrant, who hereby undertakes to file such exhibits upon the request of the Commission.)(Filed Herewith)

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)