Form 10-K
period 2003-10-26
ALPHA TECHNOLOGIES GROUP INC
filed 2004-01-13
CIK 710807

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 26, 2003

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

                          $5,499,202 at April 27, 2003

     Number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Common Stock, 7,110,336 shares outstanding at December 31, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ALPHA TECHNOLOGIES GROUP, INC.

                           ANNUAL REPORT ON FORM 10K
                   FOR THE FISCAL YEAR ENDED OCTOBER 26, 2003

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6

                                  PART II
Item 5.   Market for the Registrant's Common Stock, Related
          Stockholder Matters and Issuer Purchases of Equity
          Securities..................................................    6
Item 6.   Selected Financial Data.....................................    7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   14
Item 8.   Financial Statements and Supplementary Data.................   15
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   15
Item 9A.  Controls and Procedures.....................................   15

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   16
Item 11.  Executive Compensation......................................   18
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   22
Item 13.  Certain Relationships and Related Transactions..............   23
Item 14.  Principal Accountant Fees and Services......................   23

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   24

                                     PART I

ITEM 1. BUSINESS.

OUR COMPANY

     Alpha Technologies Group, Inc. ("Alpha" or the "Company") designs, extrudes, fabricates and sells thermal management and non-thermal fabricated products for use in a variety of industries including automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace, defense and microprocessor industries. The Company extrudes aluminum for its use in the production of thermal management and non-thermal fabricated products and sells aluminum extrusions to a variety of industries including the construction, sporting goods and other leisure activity markets. Extruded aluminum is the primary raw material in the production of thermal management and non-thermal fabricated products.

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

 PRODUCTS

     The Company designs, extrudes, fabricates and sells thermal management and non-thermal fabricated products and aluminum extrusion products for use in a variety of industries including automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace, defense and microprocessor industries. The Company extrudes aluminum for its use in the production of its products and sells aluminum extrusions, standard shapes and custom profiles, to a variety of industries including the construction, automotive, industrial platforms sporting goods, and other leisure activity markets.

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

Active Cooling Components        These products use air or liquid to dissipate
                                 heat. Air-to-air heat exchangers use fans to exchange heat with cooler air and are used in high-performance telecommunications, military and aerospace systems. These products also include sophisticated precision formed fin/fluxless vacuum brazed chassis, heat exchangers and cold plates used to cool and protect computer, radar and laser systems for the aerospace, military and commercial markets.
                                 Liquid cooling systems are used in applications which require the removal of significantly greater amounts of heat than can be achieved by air cooling.

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

Non Thermal Fabricated
Products The Company's non-thermal fabricated products include a variety of items such as van racks, steering wheel columns, recreational trailers, louvers, dampers and fencing which are sold for commercial, industrial, and residential use.

 CUSTOMERS

     The principal customers for the Company's products are leading original equipment manufacturers ("OEM's") and contract manufacturers ("CM's") of electronic equipment, including: Harman, IBM, Flextronics, Solectron, Rockwell Automation, Lockheed Martin, General Electric, Delphi, SCI/Sanmina, Celestica and Raytheon. The Company has approximately 1,600 customers. Harman International Industries, Inc. accounted for 10.4%, 11.6% and 10.1% of its revenues in fiscal years 2003, 2002 and 2001 respectively.

     The Company's products must meet its OEM customer's exacting specifications. Some of the Company's OEM customers require the Company to qualify as an approved supplier. In order to so qualify, the Company must satisfy stringent quality control standards and undergo extensive in-plant inspections of its manufacturing processes, equipment and quality control systems. In conformity with the above, the Company's Wakefield-Temecula division is QS 9000 registered (a quality specification required by numerous automotive customers) and the Company's Wakefield-Fall River and Wakefield-Pelham divisions are ISO 9001-2000 registered (a quality standard required by numerous customers from certain other industries).

 SALES, MARKETING AND DISTRIBUTION

     While the Company designs, manufactures and sells thermal management and non-thermal fabricated products and aluminum extrusion products, it seeks to become a strategic supplier to its customers and to differentiate itself from its competitors by leveraging its ability to extrude, fabricate, and anodize products under one umbrella. This vertical integration not only gives the Company complete control over its processes, management believes that it also gives the Company the shortest lead times and lowest cost structure of all domestic suppliers.

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

     The Company sells its products through its in-house sales personnel and a network of independent manufacturers' representatives and distributors. In North America, the Company's products sales are supported by a customer sales support staff of 14 individuals, six factory direct key account managers, six independent manufacturers' representatives and 13 distributors. In international markets, the Company's thermal management products are sold by: five companies functioning both as manufacturers' representatives and distributors, two manufacturers' representatives and nine distributors.

     In general, the Company's manufacturers' representatives and distributors enter into agreements that allow for termination by either party upon 60 days notice. Generally, distributors are permitted to return a small portion of products purchased by them during the term of their agreement with the Company. They are allowed to return all products other than obsolete, minimum buy and custom products upon termination of the agreement. Historically, the amount of returns has been insignificant to the Company's business. The Company's distributors are generally not precluded from marketing competitive products.

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

     During fiscal 2003, 2002 and 2001, the Company spent $396,000, $496,000, and $926,000, respectively, on product research and development with respect to its thermal management products. The Company believes that its technical capabilities, in conjunction with its relationships with customers, will allow it to continue to introduce solutions to new thermal management problems responsively.

 COMPETITION

     The thermal management and non-thermal fabricated products and aluminum extrusion products markets are highly competitive. There are many companies which compete directly with the Company in these businesses and offer products and services similar to those offered by the Company. In the thermal management products market, the Company's principal competitor is Aavid Thermal Technologies, Inc. In the non-thermal fabricated products and aluminum extrusion markets, we compete with numerous small and large companies such as Alcoa Inc. and RD Werner Company, Inc. We differentiate ourselves from our competitors by leveraging our ability to extrude, fabricate, and anodize products within one company.

 BACKLOG

     The Company's backlog was approximately $6.9 million and $7.5 million on October 26, 2003 and October 27, 2002, respectively. Backlog consists of purchase orders typically scheduled for shipment from two to eight weeks following the order date. The Company's backlog at any time is not indicative of the amount of future revenue to be recognized in any one period.

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

EMPLOYEES

     At October 26, 2003, the Company employed 337 people of which 315 were full time. Management believes that employee relations are excellent.

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

ITEM 2. PROPERTIES.

     The Company has leased facilities at the following locations:

                                                 APPROXIMATE      PRINCIPAL         EXPIRATION
LOCATION                                         SQUARE FEET     FACILITY USE          DATE
--------                                         -----------   ----------------   --------------
Pelham, New Hampshire..........................    171,200     Administrative &   September 2017
                                                               Manufacturing
Temecula, California...........................     44,200     Manufacturing      November 2004
Fullerton, California..........................     15,000     Manufacturing      August 2004
Fall River, Massachusetts......................     81,000     Manufacturing      July 2008
Paramount, California..........................     36,700     Manufacturing      October 2004
Paramount, California..........................     25,000     Manufacturing      October 2004

     The Company's sales, engineering and administrative functions are located in Pelham, New Hampshire. In addition, the Company has office space for some of its corporate staff in Los Angeles, California. Management believes that its facilities are in good condition and suitable for the purposes for which they are used. The Company also has a lease on approximately 19,349 square feet of unused office space in Beverly, Massachusetts which will expire in December 31, 2006. The Company has subleased this space and has accrued the difference between its lease payments and expected sublease payments and other costs related to this space. Leases expiring in 2004 are expected to be renewed. In the unlikely event that any of these leases are not renewed, there is ample alternative lease space available.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings against the Company and, to the Company's knowledge, no such proceedings are threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

     The following table sets forth the high and low sales prices of the Company's Common Stock as reported on the NASDAQ National Market System for each full quarterly period within the Company's two most recent fiscal years:

2003                                                          HIGH     LOW
----                                                          -----   -----
First Quarter...............................................  $1.55   $0.98
Second Quarter..............................................   1.26    0.63
Third Quarter...............................................   1.79    1.05
Fourth Quarter..............................................   1.99    1.30

2002                                                          HIGH     LOW
----                                                          -----   -----
First Quarter...............................................  $5.25   $2.89
Second Quarter..............................................   2.88    1.94
Third Quarter...............................................   2.72    1.25
Fourth Quarter..............................................   1.74    1.16

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth a description of our equity compensation plans as of October 26, 2003:

                                 NUMBER OF SECURITIES      WEIGHTED-AVERAGE          NUMBER OF
                                   TO BE ISSUED UPON       EXERCISE PRICE OF    SECURITIES REMAINING
                                EXERCISE OF OUTSTANDING   OUTSTANDING OPTIONS      AVAILABLE FOR
                                 OPTIONS AND WARRANTS        AND WARRANTS         FUTURE ISSUANCE
                                -----------------------   -------------------   --------------------
Stock option plan approved by
  shareholders................         1,586,208                 $1.77                368,319
Stock option plans not
  approved by shareholders....                --                    --                     --
Warrants not approved by
  shareholders(1).............           508,225                  1.66                     --
                                       ---------                                      -------
                                       2,094,433                 $1.74                368,319
                                       =========                                      =======

---------------

(1) All the warrants were approved by the Board of Directors but not approved by the shareholders. Warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock were granted to the members of 33 Bridge Investors, LLC as part a sale and leaseback transaction. Marshall Butler, a director of the Company and a member of 33 Bridge Investors received 125,000 of such warrants. Warrants to purchase an aggregate of 258,225 shares of the Company's Common Stock were granted to the Company's Lenders pursuant to the provisions of the First, Second and Seventh Amendments to the Credit Agreements.

HOLDERS OF RECORD

     On December 31, 2003, there were approximately 157 holders of record and approximately 1,300 beneficial owners of the Company's Common Stock.

DIVIDENDS

     The Company has paid no cash dividends on its Common Stock during fiscal years 2003 and 2002. The Board of Directors of the Company does not intend to authorize the payment of cash dividends to the Company's Common Stock holders in the foreseeable future. Additionally, the Company's Amended Credit Agreement does not permit the Company or its Subsidiaries to declare or pay cash dividends.

SALES OF UNREGISTERED SECURITIES

     On January 28, 2002, March 4, 2002, and September 5, 2003, the Company issued warrants to purchase an aggregate of 36,666 shares at an exercise price of $2.89 per share, an aggregate of 73,334 shares at an exercise price of $1.94 per share, and an aggregate of 148,225 shares at an exercise price of $1.62 per share, respectively, of Common Stock of the Company to its Lenders in connection with amendments to its Credit Agreement dated December 26, 2000. Neither the warrants nor the underlying Common Stock have been registered under the Securities Act of 1933 and transfer of the warrants and underlying shares are subject to restrictions and limitations. The issuance of the warrants and underlying shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

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

ITEM 6.  SELECTED FINANCIAL DATA

     In July 2000, the Company sold (the "Uni-Star Sale") its connector business, Uni-Star Industries, Inc. ("Uni-Star") to Tyco Electronics Corporation and Tyco Electronics UK Ltd. The sale resulted in a gain of $6,478,000, net of taxes.

     In November 2000, the Company sold its subsystems business (Malco Technologies, Inc.) for $2,200,000 in cash and a three-year promissory note in the amount of $300,000. The sale resulted in a gain of approximately $207,000, net of taxes.

     In January 2001, Alpha purchased all of the outstanding Common Stock of NNE from Mestek, Inc. The purchase price was $49,900,000 in cash. The operating results of NNE have been included in the Company's consolidated results of operations since its acquisition date.

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

                                                           FOR THE YEARS ENDED
                                   -------------------------------------------------------------------
                                   OCTOBER 26,   OCTOBER 27,   OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                      2003          2002          2001          2000          1999
                                   -----------   -----------   -----------   -----------   -----------
                                             (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
RESULTS OF OPERATIONS(1)
Sales............................  $   46,801    $   55,574    $   67,914    $   61,547    $   48,429
Cost of sales....................      41,715        47,343        53,940        43,136        36,121
Gross profit.....................       5,086         8,231        13,974        18,411        12,308
(Loss) income from continuing
  operations before income
  taxes(2)(3)....................     (16,481)      (19,122)          272         8,498         2,656
(Loss) income per share from
  continuing operations:
  Basic..........................  $    (2.19)   $    (1.62)   $     0.02    $     1.17    $     0.38
  Diluted........................  $    (2.19)   $    (1.62)   $     0.02    $     1.07    $     0.37
Shares used
  Basic..........................   7,110,336     7,109,735     7,038,340     6,759,626     6,935,778
  Diluted........................   7,110,336     7,109,735     7,468,125     7,428,551     7,134,382
BALANCE SHEET DATA(1)
Total assets.....................  $   38,295    $   55,633    $   77,451    $   45,605    $   32,962
Long-term debt, non current......      18,150        18,650            --         2,200         3,960
Stockholders' equity.............      10,661        25,880        36,870        34,515        18,502

---------------

(1) See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-1 through F-21

(2) See "Discontinued Operations" in Notes to Consolidated Financial Statements.

(3) Includes goodwill impairment charge of $13.0 and $15.6 million for the fiscal years ended October 26, 2003 and October 27, 2002, respectively. (See
    Note 20 "Goodwill and Long-Lived Assets" in Notes to Consolidated Financial Statements.)

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

CRITICAL ACCOUNTING POLICIES

     The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgements, estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. We regularly evaluate the accounting policies and estimates we use to prepare our financial statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, and contingencies. These estimates are based on historical experience and various assumptions that we believe to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

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

RESULTS OF OPERATIONS

     The results of operations for fiscal 2001 and prior have been reclassified to reflect the results of operations from Malco Technologies, Inc. as discontinued operations. See introductory paragraphs in "Selected Financial Data". Unless otherwise mentioned, the following discussion reflects results from continuing operations, which includes the thermal management and non-thermal fabricated products and aluminum extrusion products including the operating results of NNE since acquisition and Alpha corporate expenses.

  FISCAL YEAR 2003 VERSUS FISCAL YEAR 2002 COMPARISON

     Net (Loss) Income. The Company reported a net loss for fiscal 2003 of $15.6 million compared to a net loss of $11.5 million for fiscal 2002. The Company recorded a $13.0 million and a $15.6 million goodwill impairment charge in fiscal 2003 and fiscal 2002, respectively. The Company also incurred a $323,000 intangible asset impairment charge in fiscal 2003 and a $2.1 million loss on the sale of land and building in fiscal 2002. After excluding the above mentioned items, the Company incurred a net loss of $2.3 million in fiscal 2003 compared to a net loss of $514,000 in fiscal 2002. The increased loss in fiscal 2003 was principally caused by decreased sales.

     Sales. The Company's sales for fiscal year 2003 decreased by $8.8 million to $46.8 million from $55.6 million for fiscal year 2002. Management believes that this decrease was primarily due to reduced demand for the Company's products resulting from the weakness in the economy, particularly in the electronics, automotive and aluminum extrusion markets.

     Gross Profit. The Company's gross profit margin for fiscal year 2003 was 10.9% of revenue compared to 14.8% of revenue for fiscal year 2002. The Company implemented many cost cutting measures over the past year in an effort to improve operating results such as tight expense controls and improved factory efficiencies. Despite these improvements, gross profit decreased as a result of proportionately higher fixed costs such as rent, depreciation and insurance relative to total sales for the period.

     Research and Development. Research and development expenses for fiscal year 2003 were $396,000 compared to $496,000 for the same period last year. The decrease was primarily due to lower labor costs and containment of expenses.

     Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2003 were $5.8 million or 12.5% of sales as compared to $6.1 million or 11.0% of sales for fiscal 2002. SG&A expenses in absolute dollars decreased by $280,000. This decrease was the result of decreases in commission costs, amortization expense, compensation costs, legal fees and certain employee benefit costs. Decreases in commission costs was due to decreased sales. The decrease in amortization expense was due to the write-off of an intangible asset which was determined to be impaired. Decreases in the other expense categories were due to the Company's continued efforts to contain costs.

     Impairment of Goodwill. The Company recorded a $13.0 million and a $15.6 million goodwill impairment charge in fiscal 2003 and fiscal 2002, respectively. As a result of these charges, the Company no longer has any goodwill on its books.

     Impairment of Other Intangible Asset. The Company recorded a $323,000 impairment charge in fiscal 2003 related to an intangible asset related to a non-compete agreement which management determined would no longer have any value.

     Interest Expense. Interest expense was $2,042,000 for fiscal 2003 compared to $2,510,000 for fiscal 2002. This decrease was due to lower interest rates and lower average outstanding borrowings.

     Costs Associated with Debt Modifications. The Company recorded a $561,000 charge in fiscal 2002 resulting from amendments to Credit Agreements with its Lenders which revised certain financial covenants and waived certain events of non-compliance.

     (Benefit) Provision for Income Tax. Benefit for income tax was $883,000 for fiscal 2003 compared to a benefit of $7.6 million for fiscal 2002. The effective income tax rate for fiscal 2003 was 5.4% compared to 39.9% reported for fiscal 2002. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company increased its valuation allowance by $5.6 million in fiscal 2003 as management determined it would be unlikely that the Company will be able to realize the future tax benefit associated with the current year's write-off of goodwill and other intangible assets.

  FISCAL YEAR 2002 VERSUS FISCAL YEAR 2001 COMPARISON

     Net (Loss) Income. The Company reported a net loss for fiscal 2002 of $11.5 million which includes the following items: goodwill impairment charge of $15.6 million, a loss on the sale of land and building of $2.1 million, and losses associated with debt modifications of $561,000. The loss reflects a benefit for income taxes of $7.6 million. The loss before such benefit was $19.1 million. Net Income for fiscal 2001 of $305,000 included the following items: a gain from the sale of the Company's subsystems business of $277,000, net of tax, a loss from discontinued operations of $79,000, net of tax, and losses associated with debt and modifications of $650,000.

     Sales. The Company's sales for fiscal year 2002 decreased by 18.2% to $55.6 million from $67.9 million for fiscal year 2001 (which includes NNE sales from January 9, 2001, the date of acquisition). Although the Company does not prepare separate financial statements for the business previously conducted as NNE, management believes that sales declined in both the NNE business as well as in its previously existing business. Management believes that this decrease was due to reduced demand for the Company's products resulting from the weakness in the economy, particularly in the telecom, networking, electronics and industrial controls markets.

     Gross Profit. The Company's gross profit for fiscal year 2002 was 14.8% compared to 20.6% for fiscal year 2001. The Company implemented many cost cutting measures over fiscal 2002 to improve operating results, including employee layoffs, tight expense controls and improved factory efficiencies. Despite these improvements, gross profit decreased as a result of revenues decreasing by $12.3 million while fixed overhead costs such as depreciation, lease expense and insurance remained relatively unchanged.

     Research and Development. Research and development expenses for fiscal year 2002 were $496,000 compared to $926,000 for the same period last year. The decrease was primarily due to the reduction in headcount and travel related expenses.

     Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2002 were $6.1 million or 11.0% of sales as compared to $9.0 million or 13.3% of sales for fiscal year 2001. SG&A expenses in absolute dollars decreased by $2.9 million primarily due to decreases in goodwill amortization, commission expense and compensation costs. Decreases in goodwill amortization was the result of the Company's adoption of SFAS No. 142. Decreases in commission expense is due to decreased sales. Decreases in compensation costs is the direct result of headcount reductions.

     Impairment of Goodwill. The Company recorded a $15.6 million goodwill impairment charge in the third quarter of fiscal 2002. The Goodwill of the Company is tested for impairment annually on June 1st and between annual tests if an event occurs or circumstances change that could result in impairment.

     Loss on Sale of Land and Building. The Company sold its Pelham, New Hampshire manufacturing facility as part of a sale and leaseback transaction. The sales price of the facility was $4,750,000. In connection with the sale and leaseback transaction, the Company issued warrants to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $1.42 per share. The warrants were valued at approximately $274,000 using the Black Scholes method. The book value of the land, buildings and improvements was approximately $6.3 million. Selling costs were approximately $300,000, excluding the value of the warrants. The loss on the sale of the property was $2.1 million ($1.3 million, net of tax).

     Costs Associated with Debt Modifications. The Company recorded charges of $561,000 and $650,000 during fiscal 2002 and fiscal 2001, respectfully, resulting from amendments to Credit Agreements with its Lenders which revised certain financial covenants and waived certain events of non-compliance.

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

     (Benefit) Provision for Income Tax. Benefit for income tax was $7.6 million in fiscal year 2002 compared to an income tax provision of $165,000 for fiscal year 2001. The effective income tax rate for fiscal year 2002 was 39.9% compared to 60.7% for fiscal year 2001.

     Gain on Sale of Discontinued Operation. Gain on sale of discontinued operations was the result of the Company's sale of Malco Technologies Group, Inc. in fiscal year 2001.

INCOME TAXES

     On October 26, 2003, the Company had pre tax operating loss carry forwards for both Federal and State of approximately $16,120,000 available to reduce future taxable income , unused investment and research and development tax credits of approximately $208,000 and $228,000 of alternative minimum tax credits available to offset future Federal income taxes. The Federal net operating loss carry forwards will expire from 2017 to 2021, the investment tax credit and research and development tax credit carry forwards will expire from 2004 to 2006, and the alternative minimum tax credit has no expiration. The state net operating loss carry forwards will expire from 2004 to 2007.

     The Company currently carries deferred tax assets of approximately $10.0 million, net of valuation allowances of $6.1 million. The Company evaluates the recoverability of its deferred tax assets each reporting period and provides valuation allowances for assets not likely to be realized. Realization of these assets is predicated on a return of the Company to sustained profitability and the generation of sufficient taxable income to absorb these tax assets. Effective in the third quarter of 2003, the Company began to provide valuation allowances against newly generated loss carryforwards, as the Company's operating history had led to a conclusion that these newly generated assets were less likely of realization than those already recognized. In the event that the Company's operations improve, the valuation allowances against these assets may be reversed, which would increase income. Conversely, in the event that the Company's operations deteriorate, further valuation allowances against previously recognized assets may be required.

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

     On September 5, 2003, the Company and its Lenders entered into a Seventh Amendment to the Credit Agreement which revised the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of fiscal year 2003 and fiscal year 2004 to levels that management believes the Company will be able to achieve. The Lenders waived the non-compliance with certain covenants at July 27, 2003, added new Minimum EBITDA and Interest Coverage covenants for the remainder of fiscal year 2003 and fiscal year 2004, revised the allowable amounts to be spent on capital expenditures for fiscal years 2003 and 2004 and eliminated the Minimum Net Worth requirement. At October 26, 2003, the Company was in compliance with all covenants under the Credit Agreement. For periods ending on or after April 1, 2004, interest on the revolving credit facility and term loan will increase by .5% at maximum financial leverage levels. Lastly, the September 5, 2003 amendment reduced the principal payments from $750,000 to $250,000 per quarter for the remainder of fiscal year 2003 and from $1,500,000 to $250,000 per quarter for fiscal year 2004. The maturity date of the revolver was extended from June 2004 to January 2005. The term debt continues to mature on January 2006 at which time a final balloon payment of $11.0 million will be due.

     Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.67% on October 26, 2003) and expires in January 2005. There is also an unused line fee equal to ..75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.3 million at October 26, 2003), as defined by the Amended Credit Agreement. As of October 26, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility.

     The Amended Credit Agreement contains financial and other covenants with which the Company must comply. These covenants include limitations on the amount of financial leverage the Company can incur, minimum fixed charge coverage, minimum interest coverage, limits on capital spending, and required levels of EBITDA. The maximum financial leverage ratio, which is calculated by dividing funded debt by rolling twelve month EBITDA, was waived for the third quarter of fiscal 2003 and must not exceed: 11.0:1 for the fourth quarter of fiscal year 2003 through the second quarter of fiscal 2004; 10.3:1 for the third quarter of fiscal 2004; 8.1:1 for the fourth quarter of 2004, and 1.75:1 for first quarter of fiscal 2005 and thereafter. The fixed charge coverage ratio, which is calculated by dividing EBITDA minus Capital Expenditures by fixed charges, was waived for the remainder of fiscal year 2003. It must be no less than: 0.60:1 for the first quarter of fiscal 2004; 0.70:1 for the second and third quarters of fiscal 2004; and 0.85:1 for the fourth quarter of fiscal 2004 and thereafter. The interest coverage ratio, which is calculated by dividing EBITDA by interest expense, must be no less than 0.70:1 for the fourth quarter of fiscal 2003; 1.00:1 for the first quarter of fiscal 2004; 1.20:1 for the second and third quarters of fiscal 2004 and 1.50:1 for the fourth quarter of fiscal 2004. Capital spending is limited to $450,000 for fiscal year 2003, $300,000 for fiscal year 2004, and $1.0 million for fiscal year 2005 and each year thereafter. Required levels of EBITDA are $350,000 for the fourth quarter of fiscal 2003; $520,000 for the first quarter of fiscal 2004; $1,220,000 for the second quarter year to date of fiscal 2004; $1,730,000 for the third quarter year to date of fiscal 2004 and $2,620,000 for the entire 2004 fiscal year. Additionally, the

Amended Credit Agreement does not permit the Company or its Subsidiaries to declare or pay cash dividends. At October 26, 2003, the Company was in compliance with all covenants under the Credit Agreement.

     A portion of the outstanding term loan, $12.0 million on October 26, 2003, is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $7.2 million on October 26, 2003, consists of a note which accrues interest at the relevant LIBOR rate plus 3.5% (4.64% at October 26, 2003).

  CASH FLOW INFORMATION

     On October 26, 2003, the Company had cash of approximately $1,677,000 compared to $751,000 on October 27, 2002. For fiscal year 2003, $3,918,000 was provided by operating activities of which $2,650,000 was used to pay down $2,500,000 of long-term debt and $150,000 of bank fees related to the amendments made to the Credit Agreements. For fiscal year 2002, $2,772,000 was provided by operating activities and $4,490,000 was provided from investing activities as a result of the net proceeds received from the sale and leaseback of its Pelham, New Hampshire facility. Cash flows generated from operations and investing activities in fiscal 2002 were used to pay down $8,750,000 of long-term debt and $656,000 of bank fees related to the amendments made to the Credit Agreements. The increase in cash provided from operating activities for fiscal 2003 compared to fiscal 2002 was due primarily to lower accounts receivable and inventory balances at October 26, 2003 compared to October 27, 2002. Capital purchases for fiscal 2003 were $390,000 compared to $459,000 for fiscal 2002. Working Capital was $9.5 million at both October 26, 2003 and October 27, 2002. The Company believes that its available cash and anticipated future cash flow from operations will be sufficient to fund operations over the next twelve months.

  CONTRACTUAL OBLIGATIONS

     The following table summarizes the Company's contractual obligations by fiscal year:

CONTRACTUAL OBLIGATIONS       2004     2005      2006      2007     2008    THEREAFTER    TOTAL
-----------------------      ------   -------   -------   ------   ------   ----------   -------
                                                       (IN THOUSANDS)
Long-term debt
  obligations..............  $1,000   $10,400   $10,950   $   --   $   --     $   --     $22,350
Operating lease
  obligations..............   1,810     1,487     1,233    1,236    1,246      7,060      14,072
                             ------   -------   -------   ------   ------     ------     -------
Total......................  $2,810   $11,887   $12,183   $1,236   $1,246     $7,060     $36,422
                             ======   =======   =======   ======   ======     ======     =======

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

  SALE LEASEBACK WITH RELATED PARTY

     On October 1, 2002, the Company's wholly-owned subsidiary, Wakefield Thermal Solutions, Inc. ("Wakefield") entered into a sale and leaseback transaction for its 171,235 square foot Pelham, New Hampshire manufacturing facility (the "Property"). Wakefield sold the Property to 33 Bridge Investors, LLC ("33 Bridge"), a newly-formed entity in which Marshall D. Butler, a director of the Company owns 50% of the equity interest, for a purchase price of $4,750,000. In connection with the sale and leaseback transaction, the Company issued warrants to purchase an aggregate of 250,000 shares of Common Stock, par value $.03 per share, of the Company to the members of 33 Bridge, including warrants to purchase 125,000 shares of Common Stock to Marshall D. Butler, at an exercise price of $1.42 per share. The warrants were valued at approximately $274,000 using the Black Scholes method. The book value of the land, buildings and improvements was approximately $6.3 million. Selling costs were approximately $300,000, excluding the value of the warrants.

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

     The purchase price and other terms of the sale and leaseback transaction were the result of negotiations between representatives of the Company and representatives of 33 Bridge. The terms of the transaction were approved by the members of the Audit Committee of the Company constituted as a Special Committee of Independent Directors.

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

                                                                TOTAL
                                                              ----------
                                                                 (IN
                                                              THOUSANDS)
Fiscal year ending October:
2004........................................................   $ 1,810
2005........................................................     1,487
2006........................................................     1,233
2007........................................................     1,236
2008........................................................     1,246
Thereafter..................................................     7,060
                                                               -------
Minimum lease payments......................................   $14,072
                                                               =======

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.67% on October 26, 2003) and expires in January 2005. There is also an unused line fee equal to ..75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.3 million at October 26, 2003), as defined by the Amended Credit Agreement. As of October 26, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility. At current borrowing levels, a 1% increase in interest rates in our variable rate revolving credit facility would increase annual interest expense by approximately $32,000.

     A portion of the outstanding term loan ($12.0 million on October 26, 2003) is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $7.2 million on October 26, 2003, consists of a note which accrues interest at the relevant LIBOR rate plus 3.5% (4.64% at October 26, 2003). At current borrowing levels, a 1% increase in interest rates in our variable rate term debt would increase annual interest expense by approximately $72,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary data required pursuant to this Item are presented on pages F-1 through F-23 of this report.

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

ITEM 9A. CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The current members of the Board of Directors were most recently elected at the 2003 Annual Meeting of Stockholders for a term of one year, and until their successors are duly elected and qualified or until their earlier death, resignation or removal. The members, their ages and certain other information about each of them are set forth below.

NAME                                     AGE         PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
----                                     ---         ----------------------------------------
Lawrence Butler........................  41    Mr. L. Butler has been Chairman and Chief Executive
                                               Officer since May 1999. He was President and Chief
                                               Executive Officer of Alpha from April 19, 1995 until
                                               May 1999. He was an executive vice president of Alpha
                                               from September 1994 until April 1995. He has been
                                               director, president and sole shareholder of Camelia
                                               Group, Inc., the general partner of Dot.Com Partners,
                                               L.P., f/k/a Steel Partners, L.P. (private investment
                                               partnership), a Delaware limited partnership
                                               ("Dot.Com"), since 1990. Lawrence Butler is Marshall
                                               Butler's son. Member of the Executive Committee. He
                                               has been a director of the Company since September
                                               1994.
Marshall D. Butler.....................  76    Mr. M. Butler was Chairman of the Board of Alpha from
                                               April 26, 1993 until May 1999. Mr. M. Butler is
                                               currently Chairman of First Israel Mezzanine Fund,
                                               which focuses on buyouts of Israeli companies and is
                                               a general partner of Israel Infinity Venture Capital,
                                               a venture capital fund that invests in Israeli
                                               companies. He was a director of AVX Corporation, a
                                               manufacturer of ceramic capacitors from 1973 to 1999
                                               and was Chief Executive Officer of AVX Corporation
                                               from December 1973 until 1993. Mr. M. Butler was a
                                               director of Mass Mutual Corporate Investors from 1994
                                               through 2000, and Mass Mutual Participation Investors
                                               from 1989 through 2000. Mr. M. Butler is the father
                                               of Lawrence Butler. Member of the Executive,
                                               Nominating and Compensation Committees. He has been a
                                               Director of the Company since April 1993.
Richard E. Gormley.....................  43    Mr. Gormley has been, since April 2000, a Managing
                                               Director of Private Equity Finance for SG Cowen
                                               Securities Corporation. From April 1999 until April
                                               2000, Mr. Gormley was Chief Executive Officer of
                                               SKYHIGH Records, Inc., a privately held music
                                               production company, and also acted as a consultant to
                                               technology companies. From September 1996 until April
                                               1999, Mr. Gormley was a Managing Director and Global
                                               Head of Debt and Equity Private Placements, 144A
                                               Offerings and High Yield Originations for Rabobank
                                               International. For more than five years prior
                                               thereto, he was a Director of Nesbitt Burns
                                               Securities, Inc. Member of the Stock Option,
                                               Nominating and Audit committees. He has been a
                                               Director since May 2001.

NAME                                     AGE         PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
----                                     ---         ----------------------------------------
Donald K. Grierson.....................  69    Mr. Grierson served as Vice-Chairman of the Board of
                                               Alpha from April 1993 through April 1995. From
                                               December 7, 1988 until April 26, 1993, Mr. Grierson
                                               served as Chairman of the Board of Alpha. For more
                                               than the past five years, Mr. Grierson has served as
                                               President and Chief Executive Officer of ABB Vetco
                                               Gray Inc., which designs, manufactures, sells and
                                               services highly engineered exploration and production
                                               equipment used by the worldwide oil and gas industry.
                                               Mr. Grierson currently serves as a director of
                                               Parametric Technology Inc., a developer and marketer
                                               of software products for the automation of the
                                               mechanical design process. Member of Alpha's Stock
                                               Option, Nominating, Compensation and Audit
                                               Committees. He has been a director of the Company
                                               since February 1988.
Frederic A. Heim.......................  77    Mr. Heim has been a private investor for more than
                                               the past five years. He served as a director of
                                               Encino Savings and Loan, Van Nuys, California, from
                                               1991 through 1994. He was a co-founder and, from 1981
                                               to 1990, a director and Executive Vice President of
                                               Computer Memories Incorporated, which manufactured
                                               computer disk drives. Member of Stock Option,
                                               Nominating, Audit and Compensation Committees. He has
                                               been a Director of the Company since April 1993.
Robert C. Streiter.....................  43    Mr. Streiter has been President and Chief Operating
                                               Officer of the Company since May 1999. He was
                                               president of UniStar Industries, Inc. ("Uni-Star"), a
                                               subsidiary of the Company, until its sale in July
                                               2000, and has been President of Wakefield
                                               Engineering, Inc., a subsidiary of the Company, since
                                               September 21, 1998. From June 1988 to November 1997,
                                               Mr. Streiter was employed at AVX Filters Corp. in the
                                               positions of Controller, Operations Manager and Plant
                                               Manager; and was previously employed at Johanson
                                               Dielectrics, Inc. from November 1997, until he left
                                               to join Uni-Star. He has been a director of the
                                               Company since May 1999.

     The current executive officers of the Company are as follows:

NAME                                     AGE                     POSITION
----                                     ---                     --------
Lawrence Butler........................  41    Chairman and Chief Executive Officer
Robert C. Streiter.....................  43    President and Chief Operating Officer
Steve E. Chupik........................  60    Vice President Administration
James J. Polakiewicz...................  38    Secretary, Treasurer and Chief Financial
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

     Based on a review of the copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten percent holders were complied within a timely manner during fiscal year 2003.

CODE OF ETHICS FOR SENIOR EXECUTIVE AND FINANCIAL OFFICERS

     The Company's Board of Directors has adopted a Code of Ethics for Senior Executive and Financial Officers. A copy of the Code of Ethics is filed as
Exhibit 14 to this Annual Report on Form 10-K.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Company's Board of Directors has determined that Richard Gormley, a director and a member of the audit committee, is an Audit Committee Financial Expert. Mr. Gormley is independent as that term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued for services rendered in all capacities on behalf of the Company during the last three fiscal years to the current executive officers who received compensation in excess of $100,000 during the fiscal year ended October 26, 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                   ------------
                                                    ANNUAL COMPENSATION             SECURITIES
                                      FISCAL   ------------------------------       UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR     SALARY      BONUS      OTHER       OPTIONS/SARS   COMPENSATION
---------------------------           ------   --------    --------   -------      ------------   ------------
Lawrence Butler.....................   2003    $260,000    $     --   $    --        $520,000(7)    $14,400(1)
  Chairman and Chief Executive         2002     245,375(8)       --        --              --        16,664(1)
  Officer                              2001     250,250          --        --         125,000        17,550(1)
Robert C. Streiter..................   2003     260,000     100,000        --         475,000(7)      8,200(2)
  President and Chief Operating        2002     245,375(8)       --        --              --        12,700(2)
  Officer                              2001     250,250          --                   125,000        12,888(2)
Steve E. Chupik.....................   2003     128,400          --        --          70,267(7)      8,200(4)
  Vice President, Administration       2002     128,400          --        --              --        11,813(4)
                                       2001     128,400          --    12,346(3)       10,000        13,220(4)
James J. Polakiewicz................   2003     125,000      25,000     3,305(3)       71,275(7)         --
  Chief Financial Officer(6)           2002     127,467          --        --              --         4,130(5)
                                       2001     115,000      10,000        --          20,000         3,690(5)

---------------

(1) Represents car allowance of $14,400 for fiscal 2003; represents car allowance of $14,400 and 401(k) Employer Matching Contribution of $2,264 for fiscal 2002; represents car allowance of $14,400 and 401(k) Employer Matching Contribution of $3,150 for fiscal 2001.

(2) Represents car allowance of $8,200 for fiscal 2003; represents car allowance of $7,200 and 401(k) Employer Matching Contribution of $5,500 for fiscal 2002; represents car allowance of $8,200 and 401(k) Employer Matching Contribution of $4,688 for fiscal 2001.

(3) Represents accrued vacation payments.

(4) Represents car allowance of $7,200 and medical insurance waiver of $1,000 for fiscal 2003; represents car allowance of $7,200, medical insurance waiver of $1,000 and 401(k) Employer Matching Contribution of $3,613 for fiscal 2002; represents car allowance of $8,200, medical insurance waiver of $1,200 and 401(k) Employer Matching Contribution of $3,820 for fiscal 2001.

(5) Represents 401(k) Employer Matching Contributions.

(6) Mr. Polakiewicz became Chief Financial Officer of the Company in September 2001. Amounts reflected in the table above for 2001 represent his compensation for the entire fiscal year.

(7) Represents new options which were granted under the Company's Amended and Restated 1994 Stock Option Plan in exchange for existing options outstanding.

(8) Both Mr. Butler and Mr. Streiter took a voluntary salary reduction equal to 85% of their base salary for a portion of fiscal year 2002.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding grants of stock options to the Named Executive Officers during the last fiscal year. No SARs were granted by the Company during the last fiscal year. On February 28, 2003, the Company offered to eligible employees, directors and consultants ("Eligible Employees") the opportunity to exchange all their outstanding options to purchase shares of Alpha common stock for new options to be granted under the Company's Amended and Restated 1994 Stock Option Plan. All of the following options granted represent new options which were granted in exchange for existing outstanding options.

                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                          % OF OPTIONS/                                   ANNUAL RATES OF
                                          SARS GRANTED                                   STOCK APPRECIATION
                                          TO EMPLOYEES                                    FOR OPTION TERM
                           OPTIONS/SARS      DURING        EXERCISE     EXPIRATION   --------------------------
NAME                         GRANTED       FISCAL YEAR    PRICE/SHARE      DATE      5% PER YEAR   10% PER YEAR
----                       ------------   -------------   -----------   ----------   -----------   ------------
Lawrence Butler..........    520,000          33.0%          $1.78       10/07/08     $255,726      $  565,088
Robert C. Streiter.......    475,000          30.1%           1.78       10/07/13      531,730       1,347,509
Steve E. Chupik..........     70,267           4.5%           1.78       10/07/13       78,659         199,338
James J. Polakiewicz.....     71,275           4.5%           1.78       10/07/13       79,788         202,197

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED OCTOBER 26, 2003 AND FISCAL YEAR END OPTION VALUES

     The following table sets forth information regarding each exercise of stock options during the fiscal year ended October 26, 2003 by the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons. No Named Executive Officers exercised any options during the fiscal year ended October 26, 2003.

                                                          NUMBER OF                VALUE UNEXERCISED
                                                     UNEXERCISED OPTIONS              IN-THE MONEY
                                                     AT FISCAL YEAR END        OPTIONS AT FISCAL YEAR END
NAME                                              EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                                              -------------------------   ----------------------------
Lawrence Butler.................................        445,001/74,999                    --
Robert C. Streiter..............................       366,668/108,332                    --
Steve E. Chupik.................................          60,268/9,999                    --
James J. Polakiewicz............................         51,277/19,998                    --

---------------

(1) Fair market value at October 26, 2003 was less than exercise price.

EMPLOYMENT AGREEMENTS

     Effective November 1, 2003, the Company entered into a three year employment agreement with Lawrence Butler pursuant to which Mr. Butler is to serve as Chief Executive Officer and Chairman of the Board of the Company. Under the agreement, Mr. Butler is entitled to a base annual salary of $275,000. In addition, the Agreement provides for an annual bonus based on the Company's earnings from continuing operations before provision for income taxes. The agreement provides that in the event of a change in control, Mr. Butler may terminate the agreement.

     Effective November 1, 2003, the Company entered into a three year employment agreement with Robert C. Streiter pursuant to which Mr. Streiter is to serve as President and Chief Operating Officer of the Company. Under the agreement, Mr. Streiter is entitled to a base annual salary of $300,000. In addition, the Agreement provides for an initial signing bonus of $100,000 payable during the first year of the term of the agreement and an annual bonus based on the Company's earnings from continuing operations before provision for income taxes. The agreement provides that in the event of a change in control, Mr. Streiter may terminate the agreement.

     Effective November 1, 2003, the Company entered into a three year employment agreement with James Polakiewicz pursuant to which Mr. Polakiewicz is to serve as Chief Financial Officer of the Company. Under the agreement, Mr. Polakiewicz is entitled to a base annual salary of $145,000. In addition, the Agreement provides for an initial signing bonus of $25,000 payable during the first year of the term of the agreement and an annual bonus based on the Company's earnings from continuing operations before provision for income taxes.

COMPENSATION OF DIRECTORS

     During 2001, an amendment to the Company's 1994 Stock Option Plan was approved by the Company's Board of Directors and Stockholders to provide for the annual grant of options to purchase 5,000 shares of Alpha Technologies Group, Inc. Common Stock to each non-employee director elected at the Annual Meeting of Stockholders held in 2001 and 2002. During 2002, an amendment to the Company's 1994 Stock Option Plan was approved by the Company's Board of Directors and Stockholders to provide for automatic grants of options to purchase 5,000 shares Alpha Technologies Group, Inc. Common Stock to each non-employee director elected at Annual Meetings of Stockholders held in 2003 and 2004. Such options, which are not Incentive Stock Options, are exercisable at the fair market value of Common Stock of the Company on the day of the Annual Meeting, vest one year from the date of the grant and are exercisable until the date that is the earlier of five years from the date of grant or 90 days after the Optionee ceases to be a director of the Company.

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

     On February 28, 2003, the Company offered to eligible employees, directors and consultants ("Eligible Employees") the opportunity to exchange all their outstanding options to purchase shares of Alpha common stock for new options to be granted under the Company's Amended and Restated 1994 Stock Option Plan. The number of shares subject to the new options to be granted to each Eligible Employee was equal to the number of shares subject to the options tendered by the Eligible Employee and accepted for exchange. The exercise price per share of the new options was $1.78 which was the fair market value on the date of grant. Each of the directors elected to exchange all their outstanding options and were granted new options under the Company's Amended and Restated 1994 Stock Option Plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board has a Compensation Committee, which currently consists of Marshall D. Butler, Donald Grierson and Frederic A. Heim. For services to the Company, Marshall Butler, formerly Chairman and Chief Executive Officer of the Company, received compensation of $19,375 in fiscal year 2003.

     On October 1, 2002, the Company's wholly-owned subsidiary, Wakefield Thermal Solutions, Inc. ("Wakefield") entered into a sale and leaseback transaction for its 171,235 square foot Pelham, New Hampshire manufacturing facility (the "Property"). Wakefield sold the Property to 33 Bridge Investors, LLC ("33 Bridge"), a newly-formed entity in which Marshall D. Butler, a director of the Company owns 50% of the equity interest, for a purchase price of $4,750,000. In connection with the sale and leaseback transaction, the Company issued warrants to purchase an aggregate of 250,000 shares of Common Stock, par value $.03 per share, to the members of 33 Bridge, including warrants to purchase 125,000 shares of Common Stock to Marshall D. Butler, at an exercise price of $1.42 per share. The warrants were valued at approximately $274,000 using the Black Scholes method. The book value of the land, buildings and improvements was approximately $6.3 million. Selling costs were approximately $300,000, excluding the value of the warrants. The loss on the sale of the property was $2.1 million ($1.3 million, net of tax).

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

     The purchase price and other terms of the sale and leaseback transaction were the result of negotiations between representatives of the Company and representatives of 33 Bridge. The terms of the transaction were approved by the members of the Audit Committee of the Company constituted as a Special Committee of Independent Directors. The Company applied the net proceeds to its $5,000,000 principal payment made on October 1, 2002 pursuant to its Credit Agreement, dated December 26, 2000, as amended (the "Credit Agreement").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of December 31, 2003, the number and percentage of outstanding shares of Common Stock of the Company owned beneficially, within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), by (i) each stockholder known by the Company to own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each named executive officer; and (iv) all directors and executive officers, as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

                                                          AMOUNT AND NATURE OF     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)                 BENEFICIAL OWNERSHIP(2)    CLASS(2)
----------------------------------------                 -----------------------   ----------
Lawrence Butler(5).....................................         1,720,622             22.6%
Marshall D. Butler(3)(4)...............................         1,007,342             13.9%
Robert C. Streiter(9)..................................           475,547              6.3%
Donald K. Grierson(6)..................................           248,000              3.5%
Steve E. Chupik(10)....................................            89,268              1.2%
Frederic A. Heim(3)(7).................................            70,200              1.0%
James J. Polakiewicz(11)...............................            61,406              0.9%
Richard E. Gormley.....................................            26,667              0.4%
Dot. Com Partners, L.P.(8).............................           695,038              9.8%
Dimensional Fund Advisors Inc..........................           356,716              5.0%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401(12)
All Directors and Executive Officers as a Group (8
  persons)(13).........................................         3,699,052             43.9%

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

 (4) Includes 128,333 shares which Mr. M. Butler has the right to acquire upon the exercise of stock options within 60 days, 125,000 shares which Mr. Butler has the right to acquire upon the exercise of warrants related to a sales and leaseback transaction and 470,184 shares owned by a trust of which Mr. M. Butler is a trustee.

 (5) Includes 695,038 shares owned by Dot.Com, 231,560 shares owned by trusts of which Mr. L. Butler is trustee, 495,000 shares which Mr. L. Butler has the right to acquire upon the exercise of stock options within 60 days and 35,520 shares held for Mr. L. Butler's account in the Company's 401(k) Plan.

 (6) Includes 40,000 shares which Mr. Grierson has the right to acquire upon the exercise of stock options within 60 days.

 (7) Includes 65,000 shares that Mr. Heim has the right to acquire upon exercise of stock options within 60 days.

 (8) Shares owned by Dot.Com are also included in the number of shares reported as beneficially owned by Mr. L. Butler, the president and sole shareholder of the general partner of Dot.Com.

 (9) Includes 433,334 shares that Mr. Streiter has the right to acquire upon exercise of stock options within 60 days, 14,900 shares owned by Mr. Streiter's spouse as to which Mr. Streiter disclaims beneficial ownership and 3,313 shares held for Mr. Streiter's account in the Company's 401(k) Plan.

(10) Includes 63,601 shares that Mr. Chupik has the right to acquire within 60 days and 13,834 shares held for Mr. Chupik's account in the Company's 401(k) Plan.

(11) Includes 57,943 shares that Mr. Polakiewicz has the right to acquire upon exercise of stock options within 60 days and 3,438 shares held for Mr. Polakiewicz's account in the Company's 401(k) Plan.

(12) Dimensional Fund Advisors Inc. ownership as of September 30, 2003.

(13) Includes 1,309,878 shares which individuals in the group have the right to acquire upon the exercise of stock options which are exercisable within 60 days, 56,105 shares held for the accounts of the individuals in the group in the Company's 401(k) Plan, 695,038 shares held by Dot.Com, 231,560 shares owned by trusts of which Mr. L. Butler is trustee, and 470,184 shares owned by a trust of which Mr. M. Butler is a trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees for professional services rendered for the Company for the fiscal years ended October 26, 2003 and October 27, 2002 were as follows:

                                                                 FOR THE YEARS ENDED
                                                              -------------------------
                                                              OCTOBER 26,   OCTOBER 27,
TYPE OF FEE                                                      2003          2002
-----------                                                   -----------   -----------
                                                                   (IN THOUSANDS)
Audit Fees..................................................     $119          $ 89
Audit Related Fees..........................................       10             8
Tax Fees....................................................       65            64
                                                                 ----          ----
Total.......................................................     $194          $161
                                                                 ====          ====

     The Audit fees for the fiscal years ended October 26, 2003 and October 27, 2002, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory audits. Audit related fees for the fiscal years ended October 26, 2003 and October 27, 2002, respectively, were for the audits of the Company's employee benefit plans. Tax fees for the fiscal years ended October 26, 2003 and October 27, 2002, respectively, were for services related to federal and state tax compliance and advice.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

          (1) Consolidated Financial Statements

          (2) Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          (3) Exhibits:

     The exhibits listed in the accompanying Index to Exhibits on are filed or incorporated by reference as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K

     The Company filed a report on September 9, 2003 in connection with the release of its financial results for the third quarter and nine months ended July 27, 2003.

                         ALPHA TECHNOLOGIES GROUP, INC.

                               INDEX TO EXHIBITS

EXHIBIT NO.

EXHIBIT
  NO.
-------
 2.1       --  Stock Purchase Agreement Between Mestek, Inc. and Alpha
               Technologies Group, Inc. dated September 18, 2000 (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such
               exhibits and schedules upon request of the Commission.)(1)
 2.2       --  Amendment No. 1 dated November 10, 2000 to the Stock
               Purchase Agreement dated September 18, 2000 by and between
               Mestek, Inc. and Alpha Technologies Group, Inc.(1)
 2.3       --  Stock Purchase Agreement By and Among Alpha Technologies
               Group, Inc., Uni-Star Industries, Inc., Tyco Electronics
               Corporation and Tyco Electronics UK Ltd. dated July 28,
               2000. (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the
               Commission.)(2)
 2.4       --  Asset Purchase Agreement By and Between Malco Technologies,
               Inc., Alpha Technologies Group, Inc., and MTAC LLC dated
               November 8, 2000.(Exhibits and schedules pursuant to the
               Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.)(3)
 3.1       --  Certificate of Incorporation of the Company, as amended through April 18, 1995.(4)(5)
 3.1(a)    --  Amendment to Certificate of Incorporation dated April 19,
               1995(6)
 3.2       --  By-laws of the Company(6)
 4.1       --  Credit Agreement among Alpha Technologies Group, Inc., The
               Lenders Parties thereto, Union Bank of California, N.A. as
               Sole Lead Arranger and Union Bank of California, N.A. as
               Administrative Agent dated December 26, 2000. (Exhibits and schedules pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.)(1)
 4.2       --  Amendment to Credit Agreement and Waiver dated January 28,
               2002 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N.A. as administrative agent for the Lenders including as Exhibit B thereto the
               form of Warrant to purchase shares of Common Stock issued to the Lenders and Agent(12)
 4.3       --  Second Amendment to Credit Agreement and Waiver, dated as of
               March 4, 2002 among Alpha Technologies Group, Inc., the
               Lenders party thereto and Union Bank of California, N.A., as administrative agent for the Lenders. (Exhibits to this
               second amendment have not been filed by the Registrant who hereby undertakes to file such exhibits upon request of the
               Commission.)(13)
 4.4       --  Third Amendment to Credit Agreement and Waiver, dated as of
               July 24, 2002 among Alpha Technologies Group, Inc., the
               Lenders party thereto and Union Bank of California, N. A., as administrative Agent for the Lenders. (Exhibits to this
               Amendment have not been filed by the Registrant, who hereby undertakes to file such exhibits upon the request of the
               Commission.)(14)
 4.5       --  Fourth Amendment to the Credit Agreement between the Company and the Lenders named therein dated September 27, 2002.
               (Exhibits to this Amendment have not been filed by the
               Registrant, who hereby undertakes to file such exhibits upon the request of the Commission.)(15)
 4.6       --  Fifth Amendment to the Credit Agreement between the Company and the Lenders named therein dated February 6, 2003.
               (Exhibits to this Amendment have not been filed by the
               Registrant, who hereby undertakes to file such exhibits upon the request of the Commission.)(19)
 4.7       --  Sixth Amendment to Credit Agreement and Waiver, dated as of
               May 27, 2003 among Alpha Technologies Group, Inc., the
               Lenders party thereto and Union Bank of California, N. A., as administrative Agent for the Lenders. (Exhibits to this
               Amendment have not been filed by the Registrant, who hereby undertakes to file such exhibits upon the request of the
               Commission.)(17)

EXHIBIT
  NO.
-------
 4.8       --  Seventh Amendment to Credit Agreement and Waiver, dated as of September 5, 2003 among Alpha Technologies Group, Inc., the Lenders party thereto and Union Bank of California, N.
               A., as administrative Agent for the Lenders. (Exhibits to
               this Amendment have not been filed by the Registrant, who
               hereby undertakes to file such exhibits upon the request of the Commission.)(18)
10.3       --  Indenture of Lease Agreement dated as of December 20, 1994 by and between Richard J. Tobin, as Trustee of JLN Realty
               Trust, under Declaration of Trust dated June 15, 1981 and
               filed with Bristol County Fall River District Registry of
               Deeds Land Court Records as Document 12977, and Wakefield
               Engineering, Inc.(6)
10.4(a)    --  Lease modification and extension agreement dated February 4,
               1998 by and between Richard J. Tobin as Trustee u/d/t dated
               June 15, 1981 and entitled "J L N Realty Trust" and
               Wakefield Engineering, Inc.(7)
10.6       --  Lease dated October 31, 1979 by and between Landcee
               Investment Co. and Lockhart Industries, Inc. together with addendum and amendments thereto.(8)
10.6(a)    --  Letter Agreement -- Lease Extension dated August 8, 1999 between Landcee Investment Company and Lockhart Industries,
               Inc.(9)
10.7       --  Lease dated August 29, 1984 by and between Garfield-Pacific
               Development Co. and Lockhart Industries, Inc., together with addendums and amendments thereto.(8)
10.7(a)    --  Letter Agreement -- Lease Extension dated August 8, 1999 between Garfield Pacific Development Co. and Lockhart
               Industries, Inc.(9)
10.8       --  Registrant's 1994 Stock Option Plan as amended and
               restated.(11)*
10.8       --  Industrial Space Lease dated as of September 29, 1995 by and between Rancon Income Fund I and Wakefield Engineering,
               Inc.(6)
10.8       --  Lease dated September 1, 1993 between B&K Investment Corp.
               and Specialty Extrusions, Ltd., together with assignment
               thereof dated June 30, 1995 from Specialty Extrusions, Ltd.
               to Specialty Acquisition Corp. (now known as Specialty
               Extrusion Corp.)(6)
10.8(a)    --  First Amendment of Lease dated September 28, 1999 between
               B&K Investment Company and Wakefield Extrusion Company (now
               known as Specialty Extrusion Corp.)(9)
10.9       --  Lease dated October 1, 2002 between 33 Bridge Investors, LLC and Wakefield Thermal Solutions, Inc.(15)
10.10      --  Purchase and Sale Agreement dated September 27, 2002 between
               Wakefield Thermal Solutions, Inc. and 33 Bridge Street
               Investors, LLC.(15)
10.11      --  Employment Agreement dated November 1, 2003 between Lawrence
               Butler and Alpha Technologies Group, Inc.(Filed Herewith)*
10.12      --  Employment agreement dated November 1, 2003 between Robert
               Streiter and Alpha Technologies Group, Inc.(Filed Herewith)*
10.13      --  Employment agreement dated November 1, 2003 between James
               Polakiewicz and Alpha Technologies Group, Inc.(Filed
               Herewith)*
14.        --  Code of Ethics.(Filed Herewith)
16.        --  Letter from Grant Thornton LLP, dated May 14, 2002.(16)
21.        --  Subsidiaries of Registrant.(Filed Herewith)
23.1       --  Independent Auditors' Consent of Deloitte Touche LLP.(Filed
               Herewith)
23.2       --  Consent of Independent Public Accountants -- Grant Thornton
               LLP (Filed Herewith)
31.1       --  Certification by Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)
31.2       --  Certification by Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)
32.1       --  Certification by Chief Executive Officer and Chief Financial
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

 (4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-2979), which became effective March 7, 1986.

 (5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed September 28, 1987 (Reg. No. 33-17359).

 (6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 29, 2000 filed on January 31, 2001.

 (7) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed June 23, 1992 (Reg. No. 33-48663).

 (8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 27, 1996 filed on January 27, 1997.

 (9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1999 filed on January 31, 2000.

(10) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended April 30, 2000 filed on June 6, 2000.

(11) Incorporated herein by reference to the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, dated April 10, 2002.

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

(15) Incorporated herein by reference to the Company's Form 8-K filed on October 4, 2002.

(16) Incorporated herein by reference to the Company's Form 8-K/A filed on June 11, 2002.

(17) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended April 28, 2003 filed on June 11, 2003.

(18) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended July 28, 2003 filed on September 10, 2003.

(19) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended October 27, 2002 filed on February 11, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALPHA TECHNOLOGIES GROUP, INC.

                                          By:      /s/ LAWRENCE BUTLER
                                            ------------------------------------
                                                     (Lawrence Butler )
                                            Chairman and Chief Executive Officer

Date: January 9, 2004

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ LAWRENCE BUTLER
 ------------------------------------------------
                (Lawrence Butler)                    Chairman, Chief Executive Officer    January 9, 2004
                                                                and Director
                                                       (Principal Executive Officer)


              /s/ ROBERT C. STREITER
 ------------------------------------------------
               (Robert C. Streiter)                       Chief Operating Officer,        January 9, 2004
                                                           President and Director


             /s/ JAMES J. POLAKIEWICZ
 ------------------------------------------------
              (James J. Polakiewicz)                      Chief Financial Officer         January 9, 2004
                                                          (Principal Financial and
                                                            Accounting Officer)


              /s/ MARSHALL D. BUTLER
 ------------------------------------------------
               (Marshall D. Butler)                               Director                January 9, 2004


              /s/ RICHARD E. GORMLEY
 ------------------------------------------------
               (Richard E. Gormley)                               Director                January 9, 2004


              /s/ DONALD K. GRIERSON
 ------------------------------------------------
               (Donald K. Grierson)                               Director                January 9, 2004


               /s/ FREDERIC A. HEIM
 ------------------------------------------------
                (Frederic A. Heim)                                Director                January 9, 2004

                         ALPHA TECHNOLOGIES GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report -- Deloitte & Touche LLP.......   F-2
Independent Certified Public Accountants Report -- Grant
  Thornton LLP..............................................   F-3
Consolidated Balance Sheets -- October 26, 2003 and October
  27, 2002..................................................   F-4
Consolidated Statements of Operations -- For the fiscal
  years ended October 26, 2003, October 27, 2002 and October
  28, 2001..................................................   F-5
Consolidated Statements of Stockholders' Equity -- For the
  fiscal years ended October 26, 2003, October 27, 2002 and
  October 28, 2001..........................................   F-6
Consolidated Statements of Cash Flows -- For the fiscal
  years ended October 26, 2003, October 27, 2002, and
  October 28, 2001..........................................   F-7
Notes to Consolidated Financial Statements..................   F-8

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Alpha Technologies Group, Inc. (a Delaware corporation) and subsidiaries as of October 26, 2003 and October 27, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alpha Technologies Group, Inc. and Subsidiaries as of October 26, 2003 and October 27, 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 20, in 2002 the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 9, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alpha Technologies Group, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Alpha Technologies Group, Inc. (a Delaware corporation) and subsidiaries for the year ended October 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Alpha Technologies Group, Inc. and subsidiaries for the year ended October 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
December 14, 2001

                         ALPHA TECHNOLOGIES GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 26,   OCTOBER 27,
                                                                 2003          2002
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                 SHARE-RELATED DATA)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  1,677      $    751
  Trade accounts receivable, net of allowance for doubtful
     accounts of $232 at October 26, 2003 and $245 at
     October 27, 2002.......................................      5,745         7,198
  Inventories, net..........................................      6,553         7,585
  Prepaid expenses..........................................      1,364         1,201
                                                               --------      --------
     Total current assets...................................     15,339        16,735
PROPERTY AND EQUIPMENT, net.................................     12,103        14,991
GOODWILL....................................................         --        12,980
DEFERRED INCOME TAXES.......................................     10,046         9,608
OTHER ASSETS, net...........................................        807         1,319
                                                               --------      --------
     TOTAL ASSETS...........................................   $ 38,295      $ 55,633
                                                               ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade...................................   $  3,486      $  2,967
  Accrued compensation and related benefits.................        612           700
  Other accrued expenses....................................        716           584
  Current portion of long-term debt.........................      1,000         3,000
                                                               --------      --------
     Total current liabilities..............................      5,814         7,251
REVOLVING CREDIT FACILITY...................................      3,200         3,200
LONG-TERM DEBT..............................................     18,150        18,650
OTHER LONG-TERM LIABILITIES.................................        470           652
                                                               --------      --------
     TOTAL LIABILITIES......................................     27,634        29,753
COMMITMENTS AND CONTINGENCIES (Note 14).....................
STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value; 180,000 shares
     authorized; no shares issued or outstanding............         --            --
  Common stock, $.03 par value; 17,000,000 shares
     authorized; 8,529,826 shares issued at October 26, 2003
     and at October 27, 2002................................        256           256
  Additional paid-in capital................................     47,504        47,336
  Accumulated deficit.......................................    (31,128)      (15,530)
  Accumulated other comprehensive loss......................        (77)         (288)
  Treasury stock, at cost; 1,419,490 common shares at
     October 26, 2003 and at October 27, 2002...............     (5,894)       (5,894)
                                                               --------      --------
     TOTAL STOCKHOLDERS' EQUITY.............................     10,661        25,880
                                                               --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............   $ 38,295      $ 55,633
                                                               ========      ========

              See notes to the consolidated financial statements.

                         ALPHA TECHNOLOGIES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE YEARS ENDED
                                                              ---------------------------------------
                                                              OCTOBER 26,   OCTOBER 27,   OCTOBER 28,
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
SALES.......................................................   $ 46,801      $ 55,574       $67,914
COST OF SALES...............................................     41,715        47,343        53,940
                                                               --------      --------       -------
  Gross profit..............................................      5,086         8,231        13,974
                                                               --------      --------       -------
OPERATING EXPENSES
  Research and development..................................        396           496           926
  Selling, general and administrative.......................      5,837         6,117         9,031
  Impairment of goodwill....................................     12,980        15,602            --
  Impairment of other intangible asset......................        323            --            --
  Restructuring and other non recurring charges.............         --            --           822
                                                               --------      --------       -------
    Total operating expenses................................     19,536        22,215        10,779
                                                               --------      --------       -------
OPERATING (LOSS) INCOME.....................................    (14,450)      (13,984)        3,195
LOSS ON SALE OF LAND AND BUILDING TO RELATED PARTIES........         --        (2,097)           --
INTEREST INCOME.............................................         11            30           201
OTHER INCOME, net...........................................         --            --            72
COSTS ASSOCIATED WITH DEBT MODIFICATIONS....................         --          (561)         (650)
INTEREST EXPENSE............................................     (2,042)       (2,510)       (2,546)
                                                               --------      --------       -------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES...    (16,481)      (19,122)          272
(BENEFIT) PROVISION FOR INCOME TAX:
  CURRENT...................................................         --            --            63
  DEFERRED..................................................       (883)       (7,634)          102
                                                               --------      --------       -------
(BENEFIT) PROVISION FOR INCOME TAX..........................       (883)       (7,634)          165
                                                               --------      --------       -------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................    (15,598)      (11,488)          107
LOSS FROM DISCONTINUED OPERATION, net of applicable taxes...         --            --           (79)
GAIN ON SALE OF DISCONTINUED OPERATION, net of applicable
  taxes.....................................................         --            --           277
                                                               --------      --------       -------
NET (LOSS) INCOME...........................................   $(15,598)     $(11,488)      $   305
                                                               ========      ========       =======
EARNINGS (LOSS) PER COMMON SHARE
  BASIC AND DILUTED:
    (Loss) income from continuing operations................   $  (2.19)     $  (1.62)      $  0.02
    Loss from discontinued operation........................         --            --         (0.01)
    Gain on sale of discontinued operation..................         --            --          0.03
                                                               --------      --------       -------
      Net (loss) income.....................................   $  (2.19)     $  (1.62)      $  0.04
                                                               ========      ========       =======
WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON
  SHARES OUTSTANDING
  Basic.....................................................      7,110         7,110         7,038
  Diluted...................................................      7,110         7,110         7,468

              See notes to the consolidated financial statements.

                         ALPHA TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME
  FOR THE YEARS ENDED OCTOBER 26, 2003, OCTOBER 27, 2002 AND OCTOBER 28, 2001

                                                                               ACCUMULATED
                                 COMMON STOCK      ADDITIONAL                     OTHER         TREASURY STOCK          TOTAL
                              ------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE   -------------------   STOCKHOLDERS'
                               SHARES     AMOUNT    CAPITAL       DEFICIT         LOSS         SHARES     AMOUNT       EQUITY
                              ---------   ------   ----------   -----------   -------------   ---------   -------   -------------
                                                              (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance October 29, 2000....  8,169,345    $245     $44,421      $ (4,347)        $  --       1,394,353   $(5,804)    $ 34,515
Comprehensive loss:
  Net income................         --      --          --           305            --              --        --          305
  Change in value of
    interest rate swap (net
    of applicable taxes)....         --      --          --            --          (345)             --        --         (345)
                                                                                                                      --------
  Comprehensive loss........                                                                                               (40)
                                                                                                                      --------
Tax benefit of disqualifying
  disposition of incentive
  stock options.............         --      --         559            --            --              --        --          559
Right offering proceeds.....    270,946       8       1,956            --            --              --        --        1,964
Right offering expense......         --      --        (221)           --            --              --        --         (221)
Issuance to employees
  pursuant to stock option
  plans.....................     86,369       3         168            --            --              --        --          171
Stock repurchases...........         --      --          --            --            --          25,137       (90)         (90)
Compensation associated with
  stock options.............         --      --          12            --            --              --        --           12
                              ---------    ----     -------      --------         -----       ---------   -------     --------
Balance October 28, 2001....  8,526,660     256      46,895        (4,042)         (345)      1,419,490    (5,894)      36,870
Comprehensive loss:
  Net loss..................         --      --          --       (11,488)           --              --        --      (11,488)
  Change in value of
    interest rate swap (net
    of applicable taxes)....         --      --          --            --            57              --        --           57
                                                                                                                      --------
  Comprehensive loss........                                                                                           (11,431)
                                                                                                                      --------
Issuance of warrants
  pursuant to loan
  restructuring.............         --      --         148            --            --              --        --          148
Issuance of warrants
  pursuant to sale of
  facility..................         --      --         274            --            --              --        --          274
Issuance to employees
  pursuant to stock option
  plans.....................      3,166      --           7            --            --              --        --            7
Compensation associated with
  stock options.............         --      --          12            --            --              --        --           12
                              ---------    ----     -------      --------         -----       ---------   -------     --------
Balance October 27, 2002....  8,529,826     256      47,336       (15,530)         (288)      1,419,490    (5,894)      25,880
                              ---------    ----     -------      --------         -----       ---------   -------     --------
Comprehensive loss:
Net loss....................         --      --          --       (15,598)           --              --        --      (15,598)
  Change in value of
    interest rate swap (net
    of applicable taxes)....         --      --          --            --           211              --        --          211
                                                                                                                      --------
  Comprehensive loss........                                                                                           (15,387)
                                                                                                                      --------
Issuance of warrants
  pursuant to loan
  restructuring.............         --      --         159            --            --              --        --          159
Compensation associated with
  stock options.............         --      --           9            --            --              --        --            9
                              ---------    ----     -------      --------         -----       ---------   -------     --------
Balance October 26, 2003....  8,529,826    $256     $47,504      $(31,128)        $ (77)      1,419,490   $(5,894)    $ 10,661
                              =========    ====     =======      ========         =====       =========   =======     ========

              See notes to the consolidated financial statements.

                         ALPHA TECHNOLOGIES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED
                                                              ---------------------------------------
                                                              OCTOBER 26,   OCTOBER 27,   OCTOBER 28,
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................   $(15,598)     $(11,488)     $    305
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization..........................      3,281         3,775         4,985
     Amortization of financing fees.........................        403           299           212
     Asset impairments......................................     13,303        15,602            --
     Gain on sale of discontinued operation.................         --            --          (277)
     Loss (gain) on sale of property and equipment..........         --         2,097           (44)
     Costs associated with debt modifications...............         --           561           650
     Deferred stock compensation expense....................          9            12            12
     Deferred income taxes..................................       (574)       (7,634)          102
  Net cash provided by discontinued operations..............         --            --           151
  Changes in operating assets and liabilities:
     Accounts receivable....................................      1,497         2,119         5,024
     Inventories............................................      1,032           464         1,211
     Prepaid expenses.......................................       (163)          (37)          284
     Accounts payable.......................................        519        (1,555)       (1,682)
     Accrued compensation and related benefits..............        (88)         (300)       (1,043)
     Other liabilities......................................        297        (1,143)         (248)
                                                               --------      --------      --------
     Cash flows from operating activities...................      3,918         2,772         9,642
                                                               --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property and equipment and business
     ventures...............................................         --         4,490         2,310
  Purchase of property and equipment........................       (390)         (459)       (1,288)
  Expenditures for business acquisitions....................         --            --       (49,551)
  Decrease (increase) in other assets.......................         48          (354)         (317)
                                                               --------      --------      --------
     Cash flows from investing activities...................       (342)        3,677       (48,846)
                                                               --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock rights offering and stock options, net
     of costs...............................................         --             7         2,019
  Payments to repurchase common stock.......................         --            --           (90)
  Payments for bank amendment fees and debt issue costs.....       (150)         (656)       (1,327)
  Proceeds from revolving credit lines......................         --         3,500         7,200
  Payments on revolving credit lines........................         --        (2,500)       (5,000)
  Proceeds from long-term debt..............................         --            --        35,000
  Payments on long-term debt................................     (2,500)       (8,750)       (8,261)
                                                               --------      --------      --------
     Cash flows from financing activities...................     (2,650)       (8,399)       29,541
                                                               --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        926        (1,950)       (9,663)
CASH AND CASH EQUIVALENTS, beginning of year................        751         2,701        12,364
                                                               --------      --------      --------
CASH AND CASH EQUIVALENTS, end of year......................   $  1,677      $    751      $  2,701
                                                               ========      ========      ========
NON CASH ACTIVITY:
  Tax benefits of disqualifying dispositions................   $     --      $     --      $    454
  Issuance of warrants related to debt......................   $    159      $    148      $     --
  Issuance of warrants related to sale of facility..........   $     --      $    274      $     --

              See notes to the consolidated financial statements.

                         ALPHA TECHNOLOGIES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Alpha Technologies Group, Inc. ("Alpha" or the "Company") designs, extrudes, fabricates and sells thermal management and non-thermal fabricated products for use in a variety of industries including automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace, defense and microprocessor industries. The Company extrudes aluminum for its use in the production of thermal management and non-thermal fabricated products and sells aluminum extrusions to a variety of industries including the construction, sporting goods and other leisure activity markets.

ACCOUNTING PERIODS

     The Company follows a 4-5-4 week quarterly accounting period cycle wherein each quarter consists of two four week months and one five week month. The last day of the fiscal year is always the last Sunday in October.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alpha and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. As more fully described in Note 3 -- Discontinued Operations, the financial statements reflect the subsystems business, which was sold on November 17, 2000, as discontinued operations.

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

                         ALPHA TECHNOLOGIES GROUP, INC.

     The following is a roll forward of the allowances provided for doubtful accounts and sales returns (including returns related to defective goods):

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 26,   OCTOBER 27,   OCTOBER 28,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Balance at beginning of year........................     $245          $204          $270
Provisions recorded.................................       --            96             9
Write-offs, net of recoveries.......................      (13)          (55)          (75)
                                                         ----          ----          ----
Balance at end of year..............................     $232          $245          $204
                                                         ====          ====          ====

RISK MANAGEMENT AND HEDGING ACTIVITY

     The Company's risk management strategies include the use of an interest rate swap (see Note 7) to hedge against the impact on cash flows of changes in interest rates. The interest rate swap is designated as a cash flow hedge of specific variable rate debt and is carried on the balance sheets at fair value. The Company evaluates its interest rate swap each quarter to determine if it is effective. No other derivative instruments are held. The effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred. Amounts related to ineffectiveness have not been significant to date.

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

     The following is a roll forward of reserves provided for inventory:

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 26,   OCTOBER 27,   OCTOBER 28,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Balance at beginning of year........................     $ 660         $ 863         $ 329
Provisions recorded.................................       447            36           906
Write-offs, net of recoveries.......................      (474)         (239)         (372)
                                                         -----         -----         -----
Balance at end of year..............................     $ 633         $ 660         $ 863
                                                         =====         =====         =====

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

                         ALPHA TECHNOLOGIES GROUP, INC.

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

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes net income or loss, plus other comprehensive income (loss). Other comprehensive loss in fiscal years 2003, 2002 and 2001 consists of fair value adjustments related to the interest rate swap agreement, net of tax.

STOCK-BASED COMPENSATION

     The Company employs the intrinsic value based method of accounting for stock options. The intrinsic method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price. Compensation related to awards to non-employees is measured using the fair value method.

     For fiscal 2003, 2002 and 2001, $9,000, $12,000 and $12,000, respectively, was recognized as expense for options issued to non-employees under the Company's stock option plans. The Company applies the intrinsic value method of accounting for stock based compensation granted to employees and expects to continue to do so, unless required to change by accounting principles generally accepted in the United States. Pro forma information regarding net income and earnings per share has been determined as if the Company has accounted for options issued to employees under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for fiscal 2003 were: expected volatility 103.59%, risk free interest rate of 4.25%, expected option life of 7.0 years and no expected dividends. The weighted average assumptions for fiscal 2002 were: expected volatility 80.12%, risk free interest rate of 3.98%, expected option life of 4.0 years and no expected dividends. The weighted average assumptions used for fiscal 2001 were: expected volatility 65.71%, risk free interest rate of 5.10%, expected option life of 4.0 years and no expected dividends. In addition, adjustments were made for estimated cancellations.

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

                         ALPHA TECHNOLOGIES GROUP, INC.

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

     For pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the fair value based method of accounting for employee awards had been applied, the Company's net income or loss and net income or loss per share would have been as follows:

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 26,   OCTOBER 27,   OCTOBER 28,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss as reported................................   $(15,598)     $(11,488)      $   305
After-tax stock based compensation determined using
  the intrinsic value method........................          9            12            12
After-tax stock based compensation determined using
  the fair value method.............................     (1,154)       (1,875)       (1,600)
                                                       --------      --------       -------
Pro forma net loss..................................   $(16,743)     $(13,351)      $(1,283)
                                                       ========      ========       =======
Basic and diluted net loss per share:
As reported.........................................   $  (2.19)     $  (1.62)      $  0.04
                                                       ========      ========       =======
Pro forma...........................................   $  (2.35)     $  (1.88)      $ (0.17)
                                                       ========      ========       =======

     The estimated weighted average fair value of options granted during fiscal 2003, 2002 and 2001 was $1.37, $2.48 and $4.10, respectively.

INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. The Company reassesses the recoverability of its deferred tax assets by evaluating all available evidence and assessing whether it is more likely than not that all or some portion of its recorded assets may not be recoverable. To the extent that assets are not likely to be recovered, valuation allowances are provided.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to

                         ALPHA TECHNOLOGIES GROUP, INC.

February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our results of operations or financial position.

2.  ACQUISITIONS

     On January 9, 2001, the Company purchased all of the outstanding common stock of National Northeast Corporation ("NNE") from Mestek, Inc.(the "Seller"). The purchase price was $49,900,000 in cash. Pursuant to the agreement, the Seller and certain of its affiliates agreed not to engage in the manufacture and sale of aluminum extrusions and aluminum heat sinks for four and one half years. The Company used $14,800,000 of its cash on hand and $39,800,000 in borrowings under its credit facility to pay the purchase price and $1,300,000 in transaction costs and costs for the credit facility and to satisfy $3,400,000 in outstanding debt under its old credit facilities, including a $378,000 early termination fee. The acquisition has been accounted for as a purchase transaction, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for the acquisition based upon their estimated fair values. The Company initially elected to amortize the portion of the purchase price allocated to goodwill over 20 years. Amortization ceased upon adoption of SFAS No. 142. The operating results of NNE have been included in the Company's consolidated results of operations since its acquisition date.

3.  DISCONTINUED OPERATIONS

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

4.  INVENTORIES

     Inventories consisted of the following on:

                                                              OCTOBER 26,   OCTOBER 27,
                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Raw materials and components................................    $2,281        $2,598
Work in process.............................................     2,910         3,219
Finished goods..............................................     1,995         2,428
                                                                ------        ------
                                                                 7,186         8,245
Reserves....................................................      (633)         (660)
                                                                ------        ------
                                                                $6,553        $7,585
                                                                ======        ======

                         ALPHA TECHNOLOGIES GROUP, INC.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following on:

                                                              OCTOBER 26,   OCTOBER 27,
                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Machinery & equipment.......................................   $ 31,225      $ 30,932
Leasehold improvements......................................      1,188         1,134
                                                               --------      --------
                                                                 32,413        32,066
Accumulated depreciation and amortization...................    (20,310)      (17,075)
                                                               --------      --------
                                                               $ 12,103      $ 14,991
                                                               ========      ========

6.  ACCRUED COMPENSATION AND RELATED BENEFITS

     Accrued compensation and related benefits consisted of the following on:

                                                              OCTOBER 26,   OCTOBER 27,
                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Accrued compensation and related benefits...................     $602          $680
Other.......................................................       10            20
                                                                 ----          ----
                                                                 $612          $700
                                                                 ====          ====

7.  DEBT AND REVOLVING CREDIT FACILITIES

     Revolving Credit Facilities and Term Debt consisted of the following on:

                                                              OCTOBER 26,   OCTOBER 27,
                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Variable-rate revolving credit facility, interest payable
  monthly...................................................    $ 3,200       $ 3,200
Variable-rate term note, interest payable monthly, principal
  is payable quarterly......................................      7,150         9,650
Portion of variable-rate term note covered by swap
  agreement, interest and principal is payable quarterly....     12,000        12,000
                                                                -------       -------
                                                                 22,350        24,850
Less current portion........................................     (1,000)       (3,000)
                                                                -------       -------
                                                                $21,350       $21,850
                                                                =======       =======

     On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with several banks and other financial institutions ("the Lenders"). The Credit Agreement consists of a revolving credit facility which expires in January 2005 and a term loan which matures in January 2006. Borrowings under the Credit Agreement are secured by a first lien on and the assignment of all of the Company's assets. The Credit Agreement has been amended seven times. Under the Credit Agreement, the Company must meet certain covenants. The Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement for the quarter ended July 27, 2003. The Credit Amendment was amended on September 5, 2003 to revise the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of the fiscal year 2003 and fiscal year 2004 to levels that management

                         ALPHA TECHNOLOGIES GROUP, INC.

believes the Company will be able to achieve. The Lenders waived the events of non-compliance with certain covenants at July 27, 2003. In addition, the September 5, 2003 amendment added new Minimum EBITDA and Interest Coverage covenants for the remainder of fiscal year 2003 and fiscal year 2004, revised the allowable amounts to be spent on capital expenditures for fiscal years 2003 and 2004 and eliminated the Minimum Net Worth requirement. For periods ending on or after April 1, 2004, interest on the revolving credit facility and term loan will increase by .5% at maximum financial leverage levels. Lastly, the September 5, 2003 amendment reduced the principal payments from $750,000 to $250,00 per quarter for the remainder of fiscal year 2003 and from $1,500,000 to $250,000 per quarter for fiscal year 2004. The expiration date of the revolver was extended from June 2004 to January 2005. The term debt continues to mature on January 2006 at which time a final balloon payment of $11.0 million will be due. Fees for the Fifth and Sixth Amendment and waiver were approximately $52,000 and $38,000, respectively. Fees for the Seventh Amendment and waiver, including the fair value of warrants to purchase the Company's Common stock issued to the lenders, totaled approximately $220,000.

     Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.67% on October 26, 2003) and expires on January 2005. There is also an unused line fee equal to ..75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.3 million at October 26, 2003), as defined by the Amended Credit Agreement. Prior to the amendments, the Company was allowed to borrow up to $15 million. As of October 26, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility. A portion of the outstanding term loan ($12.0 million on October 26, 2003) is covered by an interest rate swap (the "hedged loan"). The hedged loan effectively accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $7.2 million on October 26, 2003, consists of a note which accrues interest at the relevant LIBOR rate plus 3.5% (4.64% at October 26, 2003). Term loans require quarterly principal payments through January 2006.

     The Company, as required by the Amended Credit Agreement, utilizes an interest rate swap (the "swap") to hedge against the impact on cash flows of changes in interest rates. The interest rate swap is designated as a cash flow hedge of a specific portion of the term loans outstanding under the Credit Facility and is carried on the balance sheets at fair value. The effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income, net of applicable taxes, until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred. Amounts related to ineffectiveness have not been significant to date. The effect of the swap is to convert the interest rate on the hedged portion of the term loans from a variable rate to a fixed rate of 8.47%. The swap matures on March 31, 2004. The carrying value and fair value of the swap was a liability of $129,000 and $477,000 at October 26, 2003 and October 27, 2002, respectively. The swap liability is included in accrued expenses. During 2003, changes in the value of the swap reduced interest expense by $348,000. The remaining carrying value of the swap will reduce interest expense in 2004.

     Future minimum principal payments on the revolving credit facilities and the term loans are as follows:

                                                              IN THOUSANDS
                                                              ------------
2004........................................................    $ 1,000
2005........................................................     10,400
2006........................................................     10,950
                                                                -------
                                                                $22,350
                                                                =======

     Cash paid for interest on all outstanding debt aggregated $1,606,000, $2,281,000 and $2,338,000 for the years ended October 26, 2003, October 27, 2002 and October 28, 2001, respectively. The Company's Amended Credit Agreement does not permit the Company or its Subsidiaries to declare or pay cash dividends.

                         ALPHA TECHNOLOGIES GROUP, INC.

8.  PREFERRED STOCK

     On October 26, 2003 and October 27, 2002, the Company had authorized 180,000 shares of unissued, preferred stock with a par value of $100 per share. The Board of Directors has the authority to issue such preferred stock and to set the terms thereof, including the dividend rate, conversion rights, redemption rights, voting rights and liquidation preferences. There are no shares of preferred stock outstanding as of October 26, 2003.

9.  REPURCHASE OF COMMON STOCK

     In October 1999, the Board of Directors of the Company approved a plan to purchase up to $500,000 of the Company's common stock in the open market. Pursuant to the stock repurchase plan, the Company purchased 25,137 shares of common stock at an aggregate price of $90,000 during fiscal year 2001.

10.  STOCK OPTION PLANS

     The Company has in effect nonqualified and incentive stock option plans under which shares are available for exercise. As of October 26, 2003, the Board of Directors has reserved 1,954,527 shares of common stock for issuance under the plans. The prices at which substantially all stock options outstanding have been granted have been equal to or in excess of the fair market value of the Company's stock at the time of the grant. These options vest over periods up to three years. On October 26, 2003, there were 368,319 shares available for future grants.

     The following table summarizes activity and outstanding options under the plans:

                                                                                WEIGHTED
                                                             SHARES UNDER       AVERAGE
                                                                OPTIONS      EXERCISE PRICE
                                                             -------------   --------------
Outstanding on October 29, 2000............................    1,208,282         $4.76
  Granted-Option Price = FMV...............................      558,826          7.56
  Granted-Option Price < FMV...............................       23,174          9.49
  Forfeited................................................     (109,168)         6.66
  Exercised................................................     (100,954)         2.56
                                                              ----------
Outstanding on October 28, 2001............................    1,580,160          5.83
  Granted-Option Price = FMV...............................      262,500          4.08
  Forfeited................................................      (75,118)         5.92
  Exercised................................................       (3,166)         2.07
                                                              ----------
Outstanding on October 27, 2002............................    1,764,376          5.58
  Granted-Option Price = FMV...............................    1,576,208          1.77
  Forfeited................................................   (1,754,376)         5.60
  Exercised................................................           --            --
                                                              ----------
Outstanding on October 26, 2003............................    1,586,208          1.77
                                                              ==========
Exercisable as of:
  October 28, 2001.........................................      756,335         $4.07
  October 27, 2002.........................................    1,071,562          5.04
  October 26, 2003.........................................    1,274,055          1.78

                         ALPHA TECHNOLOGIES GROUP, INC.

                                          OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                               ------------------------------------------   ----------------------
                                              WEIGHTED
                                               AVERAGE                                    WEIGHTED
                               OUTSTANDING    REMAINING       WEIGHTED      EXERCISABLE   AVERAGE
                                  AS OF      CONTRACTUAL      AVERAGE          AS OF      EXERCISE
RANGE OF EXERCISE PRICES       10/26/2003       LIFE       EXERCISE PRICE   10/26/2003     PRICE
------------------------       -----------   -----------   --------------   -----------   --------
$0.00-$1.00..................      11,000     4.4 Years        $0.80                 0     $  --
 1.01- 2.00..................   1,575,208           8.7         1.78         1,274,055      1.78
                                ---------                                    ---------
                                1,586,208           8.6         1.77         1,274,055      1.78
                                =========                                    =========

     On February 28, 2003, the Company offered to eligible employees, directors and consultants ( "Eligible Employees") the opportunity to exchange all their outstanding options to purchase shares of Alpha Common stock for new options which were to be granted under the Company's Amended and Restated 1994 Stock Option Plan. The number of shares subject to the new options to be granted to each Eligible Employee was equal to the number of shares subject to the options tendered by the Eligible Employee and accepted for exchange. Eligible Employees tendered options to purchase 1,575,708 shares. The exercise price per share ($1.78) of the new options was 100% of the fair market value on the date of grant, October 8, 2003, which was at least six months and one day after the date the Company cancelled the options accepted for exchange.

     In April, 2002, the Company's Board of Directors and stockholders approved an amendment to the 1994 Stock Option Plan, which provided for options to purchase 5,000 shares to be automatically granted to non-employee directors at the Annual Meetings to be held in 2003 and 2004. In November, 2001, the Company's Board of Directors approved an amendment to the 1994 Stock Option Plan to increase the aggregate number of shares subject to the Plan to 2,400,000 shares, subject to shareholder approval which was subsequently obtained at the 2002 Annual Meeting of Stockholders. In April, 2001, the Company's Board of Directors and stockholders approved an amendment to the 1994 Stock Option Plan, which provided for options to purchase 5,000 shares to be automatically granted to non-employee directors at the Annual Meetings to be held in 2001 and 2002 and set the maximum number of shares as to which options may be granted to any one individual under the Plan during any calendar year at 250,000.

11.  WARRANTS

     On January 28, 2002, March 4, 2002, and September 5, 2003, the Company issued warrants to purchase an aggregate of 36,666 shares at an exercise price of $2.89 per share, an aggregate of 73,334 shares at an exercise price of $1.94 per share, and an aggregate of 148,225 shares at an exercise price of $1.62 per share, respectively, of common stock of the Company to its Lenders in connection with amendments to its Credit Agreement dated December 26, 2000. These warrants were fully vested and exercisable at the date of issuance and will expire in five years from the date of grant. None of these warrants have been exercised as of October 26, 2003. The value of the warrants (determined using the Black-Scholes pricing model) was $306,000 and is being amortized to interest expense over the remaining life of the loan.

     On October 1, 2002, warrants to purchase 250,000 shares of the Company's Common stock were issued to 33 Bridge Investors, LLC. in connection with the sale and leaseback transaction as described in Note 18. The warrants were fully vested and exercisable at the date of issuance at an exercise price of $1.42 per share and will expire in ten years. None of these warrants have been exercised as of October 26, 2003. The fair value of the warrants (determined using the Black-Scholes pricing model) was $274,000 and was expensed as a component of the loss on the sale of land and building.

12.  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed by dividing income
(loss) available to common shareholders by the weighted average number of shares of Common stock outstanding during each year.

                         ALPHA TECHNOLOGIES GROUP, INC.

Diluted earnings per common share are calculated to give effect to stock options and warrants outstanding during the period. The treasury stock method is used to calculate dilutive shares and reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. For fiscal year 2003 and 2002, potentially dilutive shares were not considered in the computation as their effect would have been antidilutive. The amounts used in calculating basic and dilutive earnings per share and the amounts that would have been used in fiscal 2001 through 2003 were:

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 26,   OCTOBER 27,   OCTOBER 28,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Income (loss) used in basic and diluted Earnings per
  share:
     (Loss) income from continuing operations.......   $(15,598)     $(11,488)      $  107
     (Loss) income from discontinued operations.....   $     --      $     --       $  (79)
     Gain on sale of discontinued operation net of
       applicable taxes.............................   $     --      $     --       $  277
                                                       --------      --------       ------
     Net (loss) income available to common
       shareholders.................................   $(15,598)     $(11,488)      $  305
                                                       ========      ========       ======
Shares:
  Weighted average common shares outstanding........      7,110         7,110        7,038
  Net common shares issuable on exercise of stock
     options(1).....................................         --            --          430
                                                       --------      --------       ------
  Weighted average common and common equivalent
     shares outstanding.............................      7,110         7,110        7,468
                                                       ========      ========       ======

---------------

(1) Antidilutive

     For fiscal year ended October 26, 2003 and October 27, 2002, 7,342 and 47,266 potential common shares, respectively, were excluded from the calculations above because the effect was antidilutive.

13.  INCOME TAXES

     The (benefit) provision for income taxes for continuing operations was as follows:

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 26,   OCTOBER 27,   OCTOBER 28,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Federal income tax..................................     $(826)       $(6,561)       $102
State income tax....................................       (57)        (1,073)         63
                                                         -----        -------        ----
Total (benefit) provision for income taxes..........     $(883)       $(7,634)       $165
                                                         =====        =======        ====

                         ALPHA TECHNOLOGIES GROUP, INC.

     The differences in the income taxes provided for the amounts determined by applying the Federal statutary rate to income before taxes of the Company are summarized as follows:

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 26,   OCTOBER 27,   OCTOBER 28,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Federal income statutory rate.......................     (34.0)%       (34.0)%       34.0%
State income taxes, net of federal income tax
  benefit...........................................      (5.6)         (5.6)         6.8
Effect of SFAS No. 145 reclassification.............        --            --         21.1
Change in valuation allowance.......................      34.2            --           --
Other...............................................        --          (0.3)        (1.2)
                                                         -----         -----         ----
Total (benefit) provision for income taxes..........      (5.4)%       (39.9)%       60.7%
                                                         =====         =====         ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities and their changes during the year end ended October 26, 2003 were as follows:

                                                              OCTOBER 26,   OCTOBER 27,
                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Deferred Tax Assets:
  Net operating loss carryforwards..........................    $ 6,383       $ 4,165
  Amortizations.............................................      9,625         5,149
  Tax credits...............................................        436           795
  Accrued liabilities.......................................        152            55
  Other.....................................................        605           757
                                                                -------       -------
     Total gross deferred tax assets........................     17,201        10,921
  Less: valuation allowances................................     (6,143)         (500)
                                                                -------       -------
  Net deferred tax asset....................................     11,058        10,421
Deferred Tax Liabilities:
  Amortization and depreciation.............................     (1,012)         (813)
                                                                -------       -------
     Net deferred tax asset.................................    $10,046       $ 9,608
                                                                =======       =======

     Cash paid for income taxes aggregated $90,000, $136,000 and $300,000 for the years ended October 26, 2003, October 27, 2002 and October 28, 2001, respectively.

     The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company increased its valuation allowance to $6,143,000 from $500,000 at October 27, 2002, as management determined it would be unlikely that the Company will be able to realize the future tax benefit associated with the current year's write-off of goodwill and other intangible assets. In fiscal 2001, the valuation allowance decreased by $454,000.

     As of October 26, 2003, the Company had pre tax operating loss carry forwards for both Federal and State of approximately $16,120,000 ($6,383,000, net of tax), unused investment and research and development tax credits of approximately $208,000 and $228,000 of alternative minimum tax credits available to offset future Federal income taxes. The Federal net operating loss carry forwards will expire from 2017 to 2021, the investment tax credit and research and development tax credit carry forwards will expire from 2004 to 2006, and the alternative minimum tax credit has no expiration. The state net operating loss carry forwards will expire from 2004 to 2007.

                         ALPHA TECHNOLOGIES GROUP, INC.

14.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company has operating lease commitments for certain office equipment and manufacturing, administrative and support facilities. Minimum lease payments under noncancellable leases, including amounts related to the sale leaseback discussed in Note 18, are as follows:

                                                                  TOTAL
                                                              --------------
                                                              (IN THOUSANDS)
Fiscal year ending October:
2004........................................................     $ 1,810
2005........................................................       1,487
2006........................................................       1,233
2007........................................................       1,236
2008........................................................       1,246
Thereafter..................................................       7,060
                                                                 -------
Minimum lease payments......................................     $14,072
                                                                 =======

     Rent expense (exclusive of operating expenses and net of sublease rents) for operating leases for continuing operations was approximately $1,918,000, $1,337,000 and $1,416,000 in fiscal 2003, 2002, and 2001, respectively. Total rent expense was approximately $2,019,000, $1,422,000 and $1,501,000 in fiscal 2003, 2002 and 2001, respectively.

CONTINGENCIES

     From time to time, the Company becomes involved in litigation incidental to its business. Management, based on its understanding of the facts and, where necessary advice of counsel, does not believe that matters currently pending, either individually or in the aggregate, would have a material impact on financial position or the results of operations.

15.  RETIREMENT PLANS

     The Company sponsors a defined contribution plan which is available to all domestic employees. This plan provides for employer contributions based on employee participation. The total expense from continuing operations under the plan was $292,000 and $346,000 for the years ended October 27, 2002 and October 28, 2001, respectively. Employer contributions were suspended for the entire 2003 fiscal year.

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

                         ALPHA TECHNOLOGIES GROUP, INC.

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 26,   OCTOBER 27,   OCTOBER 28,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Net sales by geographic area:
Sales to customers within the continental United
  States............................................    $43,818       $53,446       $65,331
Exports from the United States to unaffiliated
  customers.........................................      2,983         2,128         2,583
                                                        -------       -------       -------
  Total Sales.......................................    $46,801       $55,574       $67,914
                                                        =======       =======       =======

     Net sales to one customer totaled approximately 10.4%, 11.6% and 10.1% of consolidated revenues for the fiscal years ended October 26, 2003, October 27, 2002 and October 28, 2001, respectively.

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

                                                           LEASE
                                                         COMMITMENT   SEVERANCE   TOTAL
                                                         ----------   ---------   -----
                                                                 (IN THOUSANDS)
Charges taken in 2001..................................    $ 565        $ 257     $ 822
Payments made..........................................      (33)        (188)     (221)
                                                           -----        -----     -----
Balance October 28, 2001...............................      532           69       601
Payments made..........................................     (267)         (69)     (336)
                                                           -----        -----     -----
Balance October 27, 2002...............................      265           --       265
Payments made..........................................      (75)          --       (75)
                                                           -----        -----     -----
Balance October 26, 2003...............................    $ 190        $  --     $ 190
                                                           =====        =====     =====

18.  SALE AND LEASEBACK TRANSACTION WITH RELATED PARTIES

     On October 1, 2002, the Company's wholly-owned subsidiary, Wakefield Thermal Solutions, Inc. ("Wakefield") entered into a sale and leaseback transaction for its 171,235 square foot Pelham, New Hampshire manufacturing facility (the "Property"). Wakefield sold the Property to 33 Bridge Investors, LLC ("33 Bridge"), a newly-formed entity in which Marshall D. Butler, a director of the Company owns 50% of the equity interest, for a purchase price of $4,750,000. In connection with the sale and leaseback transaction, the Company issued warrants to purchase an aggregate of 250,000 shares of Common Stock, par value $.03 per share, to the members of 33 Bridge, including warrants to purchase 125,000 shares of Common stock to Marshall D. Butler, at an exercise price of $1.42 per share. The warrants were valued at approximately $274,000 using the Black Scholes method. The book value of the land, buildings and improvements was approximately $6.3 million. Selling costs were approximately $300,000, excluding the value of the warrants. The loss on the sale of the property was $2.1 million ($1.3 million, net of tax).

     Effective on October 1, 2002, 33 Bridge and Wakefield entered into a lease whereby Wakefield leased from 33 Bridge the Property for 15 years at an initial rent of $630,000 per year with annual increases between 2% and 2.5% per annum. Wakefield is responsible for operating expenses including taxes, utilities, insurance

                         ALPHA TECHNOLOGIES GROUP, INC.

and maintenance. The obligations of Wakefield under the lease are guaranteed by the Company. The Company incurred rental expense of approximately $61,000 in October 2002 related to this lease. Rental expense in fiscal year 2003 for this lease was approximately $629,000.

     The purchase price and other terms of the sale and leaseback transaction were the result of arm's length negotiations between representatives of the Company and representatives of 33 Bridge. The terms of the transaction were approved by the members of the Audit Committee of the Company constituted as a Special Committee of Independent Directors. The Company applied the net proceeds to a $5,000,000 principal payment made on October 1, 2002 pursuant to its Credit Agreement, dated December 26, 2000, as amended (the "Credit Agreement").

19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's principal financial instruments consist of cash and cash equivalents, variable rate debt outstanding under the Company's Credit Agreement, and the interest rate swap utilized as a cash flow hedge. The carrying amounts for these financial instruments approximate their estimated fair values.

     The fair market values of financial instruments were estimates based on market conditions and perceived risks at October 26, 2003 and October 27, 2002, and require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the financial instruments presented may not be indicative of their future values.

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

20.  GOODWILL AND OTHER INTANGIBLE ASSETS

     An independent valuation advisory firm was engaged to assist the Company with its annual impairment test as of the designated test date of June 1. These tests concluded that $13.0 million and $15.6 million of the goodwill carried on the books as of June 1, 2003 and June 1, 2002, respectively, was impaired. The fair value of the Company's single reporting unit was determined by using established valuation techniques, specifically, the income, market and cost approaches. Management believes that this impairment was caused by the downturn in the economy which severely impacted the markets served by the Company's products. This impairment has been reported as a separate component of operating expenses in the Consolidated Statement of Operations. Goodwill, net of amortization, has been reduced from $28.6 million at October 28, 2001 to $13.0 million at October 27, 2002 and from $13.0 million to $0 at October 26, 2003.

                         ALPHA TECHNOLOGIES GROUP, INC.

     The following reconciliation summarizes the impact that the adoption of SFAS No. 142 had on the Company's net (loss) income and earnings per share.

                                                               FOR THE YEARS ENDED
                                                     ----------------------------------------
                                                     OCTOBER 26,   OCTOBER 27,   OCTOBER 28,
                                                        2003          2002           2001
                                                     -----------   -----------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net (loss) income:
Net (loss) income, as reported.....................   $(15,598)     $(11,488)       $  305
Add: Goodwill amortization(1)......................         --            --           765
  Goodwill impairment charge(1)....................     12,980         9,954            --
                                                      --------      --------        ------
Adjusted net income (loss).........................   $ (2,618)     $ (1,534)       $1,070
                                                      ========      ========        ======
Basic earnings per share:
Net (loss) income, as reported.....................   $  (2.19)     $  (1.62)       $ 0.04
Add: Goodwill amortization(1)......................         --            --          0.11
  Goodwill impairment charge(1)....................       1.83          1.40            --
                                                      --------      --------        ------
Adjusted net income (loss).........................   $  (0.36)     $  (0.22)       $ 0.15
                                                      ========      ========        ======
Diluted earnings per share:
Net (loss) income, as reported.....................   $  (2.19)     $  (1.62)       $ 0.04
Add: Goodwill amortization(1)......................         --            --          0.10
  Goodwill impairment charge(1)....................       1.83          1.40            --
                                                      --------      --------        ------
Adjusted net income (loss).........................   $  (0.36)     $  (0.22)       $ 0.14
                                                      ========      ========        ======
Note (1) -- Net of applicable taxes
Weighted average shares outstanding:
Basic..............................................      7,110         7,110         7,038
Diluted............................................      7,110         7,110         7,468

     The Company performs impairment analyses of its long-lived assets whenever events and circumstances indicate that they may be impaired. All long-lived assets other than goodwill are assessed for impairment by comparison of the total amount of undiscounted cash flows expected to be generated by such assets to their carrying value. In July 2003 it was determined that a an intangible asset related to a non compete agreement between the Company and a former owner of Lockhart Industries, Inc., which is now a subsidiary of Alpha Technologies Group, Inc., no longer had any value. The carrying value of this asset before the impairment write-off was $323,000. This impairment has been reported as a separate component of operating expenses in the Consolidated Statement of Operations

                         ALPHA TECHNOLOGIES GROUP, INC.

21.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

                                              FIRST    SECOND     THIRD     FOURTH
                                             QUARTER   QUARTER   QUARTER    QUARTER   TOTAL YEAR
                                             -------   -------   --------   -------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003
Net sales..................................  $11,421   $12,209   $ 11,658   $11,513    $ 46,801
Gross profit (net sales less cost of
  sales)...................................    1,188     1,482      1,193     1,223       5,086
Net loss...................................     (473)     (348)   (13,871)     (906)    (15,598)
Loss per common share
  Basic and diluted:
       Net loss............................  $ (0.07)  $ (0.05)  $  (1.95)  $ (0.12)   $  (2.19)
                                             =======   =======   ========   =======    ========
2002
Net sales..................................  $12,587   $13,933   $ 15,258   $13,796    $ 55,574
Gross profit (net sales less cost of
  sales)...................................    1,781     2,388      2,490     1,572       8,231
Net loss...................................     (314)     (348)    (9,833)     (993)    (11,488)
Loss per common share
  Basic and diluted:
       Net loss............................  $ (0.04)  $ (0.05)  $  (1.38)  $ (0.14)   $  (1.62)
                                             =======   =======   ========   =======    ========