Form 10-Q
period 2004-01-25
ALPHA TECHNOLOGIES GROUP INC
filed 2004-03-10
CIK 710807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 25, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.03 par value                                7,110,336
 ----------------------------                                ---------
            Class                                   Outstanding at March 1, 2004

                         ALPHA TECHNOLOGIES GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                Page No.
Part I. Financial Information

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets                                              3
                        January 25, 2004 and October 26, 2003

                 Condensed Consolidated Statements of Operations                                    4
                        Three Months Ended January 25, 2004 and January 26, 2003

                 Condensed Consolidated Statements of Comprehensive Loss                            5
                        Three Months Ended January 25, 2004 and January 26, 2003

                 Condensed Consolidated Statements of Cash Flows                                    6
                        Three Months Ended January 25, 2004 and January 26, 2003

                 Notes to Condensed Consolidated Financial Statements                               7

         Item 2. Management's Discussion and Analysis of Financial Condition                       11
                        and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                        14

         Item 4. Controls and Procedures                                                           14

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                                                  15

Signatures                                                                                         16

Exhibit Index                                                                                      17

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In Thousands, Except Share-Related Data)

                                                                             January 25,       October 26,
                                                                                2004              2003
                                                                             -----------       -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $       639       $     1,677
  Accounts receivable, net                                                         6,318             5,745
  Inventories, net                                                                 6,398             6,553
  Prepaid expenses                                                                 1,533             1,364
                                                                             -----------       -----------
    Total current assets                                                          14,888            15,339
PROPERTY AND EQUIPMENT, net                                                       11,436            12,103
DEFERRED INCOME TAXES                                                             10,023            10,046
OTHER ASSETS, net                                                                    684               807
                                                                             -----------       ----------
            TOTAL ASSETS                                                     $    37,031       $    38,295
                                                                             ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                    $     3,177       $     3,486
  Accrued compensation and related benefits                                          680               612
  Other accrued expenses                                                             479               716
  Current portion of long-term debt                                                5,750             1,000
                                                                             -----------       -----------
    Total current liabilities                                                     10,086             5,814
REVOLVING CREDIT FACILITY                                                              -             3,200
LONG-TERM DEBT                                                                    16,350            18,150
OTHER LONG-TERM LIABILITIES                                                          478               470
                                                                             -----------       -----------
           TOTAL LIABILITIES                                                      26,914            27,634
                                                                             -----------       -----------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value; 180,000 shares authorized; no shares
    issued or outstanding                                                              -                 -
  Common stock, $.03 par value; 17,000,000 shares authorized; 8,529,826
    shares issued at January 25, 2004 and October 26, 2003.                          256               256
  Additional paid-in capital                                                      47,504            47,504
  Accumulated deficit                                                            (31,706)          (31,128)
  Accumulated other comprehensive loss                                               (43)              (77)
  Treasury stock, at cost; 1,419,490 common shares at January 25, 2004
    and October 26, 2003                                                          (5,894)           (5,894)
                                                                             -----------       -----------
             TOTAL STOCKHOLDERS' EQUITY                                           10,117            10,661
                                                                             -----------       -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    37,031       $    38,295
                                                                             ===========       ===========

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                                     Three Months Ended
                                                                                  -------------------------
                                                                                  January 25,   January 26,
                                                                                     2004          2003
                                                                                  -----------   -----------
SALES                                                                             $    11,912    $   11,421
COST OF SALES                                                                          10,627        10,233
                                                                                  -----------    ----------
     Gross profit                                                                       1,285         1,188
                                                                                  -----------    ----------
OPERATING EXPENSES
     Research and development                                                             103            93
     Selling, general and administrative                                                1,279         1,362
                                                                                  -----------    ----------
          Total operating expenses                                                      1,382         1,455
                                                                                  -----------    ----------
OPERATING LOSS                                                                            (97)         (267)

INTEREST EXPENSE                                                                         (483)         (522)

OTHER INCOME, net                                                                           2             4
                                                                                  -----------    ----------
LOSS BEFORE BENEFIT FOR INCOME TAXES                                                     (578)         (785)

BENEFIT FOR INCOME TAXES                                                                    -          (312)
                                                                                  -----------    ----------
NET LOSS                                                                          $      (578)   $     (473)
                                                                                  ===========    ==========
LOSS PER COMMON SHARE:
     BASIC                                                                        $     (0.08)   $    (0.07)
     DILUTED                                                                      $     (0.08)   $    (0.07)
                                                                                  ===========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
     BASIC                                                                              7,110         7,110
     DILUTED                                                                            7,110         7,110

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      (In Thousands, Except Per Share Data)

                                                                                      Three Months Ended
                                                                                -----------------------------
                                                                                January 25,       January 26,
                                                                                   2004               2003
                                                                                -----------       -----------
NET LOSS                                                                        $      (578)      $      (473)

OTHER COMPREHENSIVE INCOME
 Change in value of interest rate swap (net of applicable taxes)                         34                41
                                                                                -----------       -----------
COMPREHENSIVE LOSS                                                              $      (544)      $      (432)
                                                                                ===========       ===========

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                               Three Months Ended
                                                                                          ---------------------------
                                                                                          January 25,     January 26,
                                                                                             2004            2003
                                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             $      (578)    $      (473)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                             722             871
        Amortization of financing fees                                                            123              91
        Deferreed stock compensation expense                                                        -               3
        Deferred income taxes                                                                       -            (304)
        Changes in operating assets and liabilities:
         Accounts receivable                                                                     (573)          1,390
         Inventories                                                                              155             (45)
         Prepaid expenses                                                                        (169)            (16)
         Accounts payable                                                                        (309)           (175)
         Accrued compensation and related benefits                                                 68             (80)
         Other liabilities                                                                       (172)            (39)
                                                                                          -----------     -----------
        Cash flows from operating activities                                                     (733)          1,223
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                           (55)           (119)
     (Decrease) increase in other assets                                                            -               -
                                                                                          -----------     -----------
          Cash flows from investing activities                                                    (55)           (119)
                                                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                                                  (250)           (750)
                                                                                          -----------     -----------
       Cash flows from financing activities                                                      (250)           (750)
                                                                                          -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (1,038)            354

CASH AND CASH EQUIVALENTS, beginning of period                                                  1,677             751
                                                                                          -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                                  $       639     $     1,105
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

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Alpha Technologies Group, Inc. include the accounts of Alpha and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the Company's condensed consolidated financial statements, have been included. The results for the three months ended January 25, 2004 are not necessarily indicative of results for the full year ending October 31, 2004. The reader is encouraged to read our annual financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 26, 2003.

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

Inventories and Inventory Reserves

         Inventories are stated at the lower of cost or market and are costed using the first-in, first-out method. Inventory purchases and commitments are based upon future demand forecasts for our products and our current level of inventory. Inventory reserves have been established for excess and obsolete items. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and as a result, our gross profit margin could be adversely affected.

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

Comprehensive Income (Loss)

         Comprehensive income (loss) includes net income or loss, plus other comprehensive income (loss). Other comprehensive loss in fiscal years 2004 and 2003 consists of fair value adjustments related to the interest rate swap agreement, net of tax.

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

New Accounting Pronouncements

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 has not materially impacted the Company's results of operations or financial position.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 has not materially impacted the Company's results of operations or financial position.

2. INVENTORIES

Inventories consisted of the following on:

                                                                                January 25,      October 26,
                                                                                    2004            2003
                                                                                -----------      -----------
                                                                                      (In thousands)
Raw materials and components                                                    $     2,040      $     2,281
Work in process                                                                       2,522            2,910
Finished goods                                                                        2,349            1,995
                                                                                -----------      -----------
                                                                                      6,911            7,186
Valuation allowance                                                                    (513)            (633)
                                                                                -----------      -----------
                                                                                $     6,398      $     6,553
                                                                                ===========      ===========

3. DEBT AND REVOLVING CREDIT FACILITIES

Revolving Credit and Term Debt Facilities consisted of the following on

                                                                                January 25,      October 26,
                                                                                   2004             2003
                                                                                -----------      -----------
                                                                                       (In thousands)
Variable-rate revolving credit facility, interest payable monthly,              $     3,200      $     3,200

Variable-rate term notes, interest is payable monthly,
  principal is payable quarterly                                                      6,900            7,150

Portion of variable-rate term note covered by swap agreement,
  interest and principal is payable quarterly                                        12,000           12,000
                                                                                -----------      -----------
                                                                                     22,100           22,350
Less current portion                                                                 (5,750)          (1,000)
                                                                                -----------      -----------
                                                                                $    16,350      $    21,350
                                                                                ===========      ===========

         On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with several banks and other financial institutions ("the Lenders"). The Credit Agreement consists of a revolving credit facility which expires in January 2005 and a term loan which matures in January 2006. Borrowings under the Credit Agreement are secured by a first lien on and the assignment of all of the Company's assets. Under the Credit Agreement, the Company must meet certain covenants. The Credit Amendment was last amended on September 5, 2003 (the "Amended Credit Agreement") to revise the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of the fiscal year 2003 and fiscal year 2004 to levels that management believes the Company will be able to achieve. The Lenders waived the events of non-compliance with certain covenants at July 27, 2003. In addition, the September 5, 2003 amendment added new Minimum EBITDA and Interest Coverage covenants for the remainder of fiscal year 2003 and fiscal year 2004, revised the allowable amounts to be spent on capital expenditures for fiscal years 2003 and 2004 and eliminated the Minimum Net Worth requirement. The margin over the applicable base rate is determined by the Company using a sliding scale to the Company's leverage ratio. Beginning April 1, 2004, the margin is at the maximum level allowed per the Amended Credit Agreement, a 0.5% increase over the margin applicable in the first quarter of fiscal 2004. Lastly, the September 5, 2003 amendment reduced the principal payments from $750,000 to $250,000 per quarter for the remainder of fiscal year 2003 and from $1,500,000 to $250,000 per quarter fiscal year 2004. The maturity date of the revolver was extended from June 2004 to January 2005. The term debt continues to mature on January 2006 at which time a final balloon payment of $11.0 million will be due.

         Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.62% on January 25, 2004) and expires on January 2005. There is also an unused line fee equal to

..75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.6 million at January 25, 2004), as defined by the Amended Credit Agreement. Prior to the amendments, the Company was allowed to borrow up $15 million. As of January 25, 2004, $3.2 million has been drawn and is outstanding on the revolving credit facility. A portion of the outstanding term loan ($12.0 million on January 25, 2004) is covered by an interest rate swap (the "hedged loan"). The hedged loan effectively accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $6.9 million on January 25, 2004, consists of a note which accrues interest at the relevant LIBOR rate plus 3.5% (4.66% at January 25, 2004). Term loans require quarterly principal payments through January 2006.

         The Company, as required by the Amended Credit Agreement, utilizes an interest rate swap (the "swap") to hedge against the impact on cash flows of changes in interest rates. The interest rate swap is designated as a cash flow hedge of a specific portion of the term loans outstanding under the Credit Facility and is carried on the balance sheets at fair value. The effective portion of unrealized gains or losses on the fair value of the swap is charged to other comprehensive income until the hedged transaction is complete and affects earnings. Ineffectiveness is charged to earnings as incurred. Amounts related to ineffectiveness have not been significant to date. The effect of the swap is to convert the interest rate on the hedged portion of the term loans from a variable rate to a fixed rate of 8.47%. The swap matures on March 31, 2004. The carrying value and fair value of the swap was a liability of $72,000 and $129,000 at January 25, 2004 and October 26, 2003, respectively.

         Future minimum principal payments on the revolving credit facilities and the term loans are as follows:

                                                                           In thousands
                                                                           ------------
2004  (balance of fiscal year)...................................          $        750
2005.............................................................                10,400
2006.............................................................                10,950
                                                                           ------------
                                                                           $     22,100
                                                                           ============

4. SEGMENT RELATED INFORMATION

         The Company has one operating segment. We derive substantially all of our operating revenue from the sale and support of one group of products and services with similar characteristics such as the nature of the production processes, the type and class of customers, and the methods of distribution. Substantially all of our assets are located within the United States. In addition, the Company's chief decision-maker and management make decisions based on one product group. Net sales to one customer totaled approximately 10.4% and 10.6% of consolidated revenues for the three months ended January 25, 2004 and January 26, 2003, respectively.

5. NET LOSS PER SHARE

         Basic net loss per common share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding during each quarter year. Diluted earnings per common share are calculated to give effect to stock options and warrants outstanding during the period when such items are dilutive to basic earnings per share. Stock options and warrants to purchase 2,114,433 and 1,952,376 shares of common stock were outstanding at January 25, 2004 and at January 26, 2003, respectively, and were not included in the computation as their effect was antidilutive.

6. STOCK OPTION PLANS

         The Company applies the intrinsic value method of accounting for stock based compensation granted to employees and expects to continue to do so, unless required to change by accounting principles generally accepted in the United States. The table below discloses the effect on stock based compensation had such compensation been measured using the fair value method. The Company has computed the pro forma disclosures below using the Black-Scholes option-pricing model with an assumed risk free interest rate of 4%, volatility of 104% and an expected life of seven years.

                                                                 Three Months Ended
                                                            ---------------------------
                                                            January 25,     January 26,
                                                               2004             2003
                                                            -----------     -----------
Net loss as reported                                        $      (578)    $      (473)
After tax stock based compensation determined
using the intrinsic value method                                      -               2
After tax stock based compensation determined
using the fair value method                                        (601)           (288)
                                                            -----------     -----------
Pro forma net loss                                          $    (1,179)    $      (759)
                                                            ===========     ===========
Basic and diluted net loss per share:
As reported                                                 $     (0.08)    $     (0.07)
                                                            ===========     ===========
Pro forma                                                   $     (0.17)    $     (0.11)
                                                            ===========     ===========

7. CONTINGENCIES

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

         We consider our critical accounting policies to be those that (1) involve significant judgements and uncertainties, (2) require estimates that are more difficult for management to determine and (3) have the potential to result in materially different outcomes under varying assumptions and conditions. Our critical accounting policies include the following: recognition of revenues, provision for sales returns, provision for doubtful accounts, provision for inventory reserves, impairment of long-lived assets, and accounting for income taxes. These policies are more fully described in Note 1, "Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

First Quarter 2004 Versus First Quarter 2003 Comparison

         Net Loss. A net loss of $578,000 was reported in the first quarter of fiscal 2004 compared loss of $473,000 in the first quarter of fiscal 2003. Loss before benefit for income taxes was $578,000 in fiscal 2004 compared to a loss before benefit for income taxes of $785,000 in fiscal 2003. The decrease in loss before income taxes in fiscal 2004 is the result of increases in sales and gross margin along with decreases in operating expenses and interest expense.

         Sales. The Company's sales increased by $491,000 to $11.9 million for first quarter of fiscal year 2004 compared to $11.4 million for the first quarter of 2003. The increase is due to a slight improvement in the industries that the Company serves, as well as, an increase in market share.

         Gross Profit. The Company's gross profit margin for the first quarter of fiscal year 2004 was 10.8% of revenue compared to 10.4% of revenue for first quarter of fiscal year 2003. Gross profit increased primarily as a result of revenues increasing while fixed costs such as depreciation, lease expense and insurance remained relatively unchanged.

         Research and Development. Research and development expenses for the first quarter of fiscal year 2004 were $103,000 compared to $93,000 for the same period last year.

         Selling, General and Administrative. Selling, general and administrative expenses totaled $1.3 million or 10.7% of sales for the first quarter of fiscal 2004 compared to $1.4 million or 11.9% of sales reported for the first quarter of fiscal 2003. Selling, general and administrative expenses in absolute dollars decreased by $83,000. This decrease was the result of headcount reductions and other expenses resulting from the Company's continued efforts to contain costs.

         Interest Expense. Interest expense was $483,000 for the first quarter of fiscal 2004 compared to $522,000 for the First quarter of fiscal 2003. This decrease was due to lower interest rates and lower average outstanding borrowings.

         Benefit for Income Taxes. Benefit for income taxes was $0 for the first quarter of fiscal 2004 compared to $312,000 for the first quarter of fiscal 2003. The effective income tax rate for the first quarter of fiscal 2004 was 0% compared to 39.8% for the first quarter of fiscal 2003. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company increased its valuation allowance by $229,000 in the first quarter of fiscal 2004 as management determined that it would be uncertain that the Company will be able to realize any tax benefit related to the loss incurred during the quarter. To the extent that the Company does not return to profitability in the near future, additional valuation allowances may be required against tax assets generated in future periods or against currently recognized tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

         On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with several banks and other financial institutions ("the Lenders"). Loans under the Credit Agreement consist of a revolving credit facility and a term loan, and are secured by a first lien on and the assignment of all of the Company's assets. The Credit Agreement has been amended seven times to revise various financial covenants, revise principal payment schedules and to waive certain events of covenant non-compliance. The Company has paid various cash fees and has issued warrants to purchase approximately 258,000 shares of the Company's common stock to the Lenders in connection with the amendments.

         On September 5, 2003, the Company and its Lenders entered into a Seventh Amendment to the Credit Agreement (the "Amended Credit Agreement") which revised the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of fiscal year 2003 and fiscal year 2004 to levels that management believes the Company will be able to achieve. The Lenders waived the non-compliance with certain covenants at July 27, 2003, added new Minimum EBITDA and Interest Coverage covenants for the remainder of fiscal year 2003 and fiscal year 2004, revised the allowable amounts to be spend on capital expenditures for fiscal years 2003 and 2004 and eliminated the Minimum Net Worth requirement. The margin over the applicable base rate is determined by the Company using a sliding scale to the Company's leverage ratio. Beginning April 1, 2004, the margin is at the maximum level allowed per the Amended Credit Agreement, a 0.5% increase over the margin applicable in the first quarter of fiscal 2004. Lastly, the September 5, 2003 amendment reduced the principal payments from $750,000 to $250,00 per quarter for the remainder of fiscal year 2003 and from $1,500,000 to $250,000 per quarter for fiscal year 2004. The maturity date of the revolver was extended from June 2004 to January 2005. The term debt continues to mature on January 2006 at which time a final balloon payment of $11.0 million will be due.

         Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.62% on January 25, 2004) and expires in January 2005. There is also an unused line fee equal to ..75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.6 million at January 25, 2004), as defined by the Amended Credit Agreement. As of January 25, 2004, $3.2 million has been drawn and is outstanding on the revolving credit facility.

         The Amended Credit Agreement contains financial and other covenants with which the Company must comply. These covenants include limitations on the amount of financial leverage the Company can incur, minimum fixed charge coverage, minimum interest coverage, limits on capital spending, and required levels of EBITDA. The maximum financial leverage ratio, which is calculated by dividing funded debt by EBITDA, was waived for the third quarter of fiscal 2003 and must not exceed: 11.0:1 for the fourth quarter of fiscal year 2003 through the second quarter of fiscal 2004; 10.3:1 for the third quarter of fiscal 2004; 8.1:1 for the fourth quarter of 2004, and 1.75:1 for first quarter of fiscal 2005 and thereafter. The fixed charge coverage ratio, which is calculated by dividing EBITDA minus Capital Expenditures by fixed charges, was waived for the remainder of fiscal year 2003. It must not exceed: 0.60:1 for the first quarter of fiscal 2004; 0.70:1 for the second and third quarters of fiscal 2004; and 0.85:1 for the fourth quarter of fiscal 2004 and thereafter. The interest coverage ratio, which is calculated by dividing EBITDA by interest expense, must not exceed 0.70:1 for the fourth quarter of fiscal 2003; 1.00:1 for the first quarter of fiscal 2004; 1.20:1 for the second and third quarters of fiscal 2004 and 1.50:1 for the fourth quarter of fiscal 2004. Capital spending is limited to $450,000 for fiscal year 2003, $300,000 for fiscal year 2004, and $1.0 million for fiscal years 2005 and each year thereafter. Required levels of EBITDA are $400,000 for the third quarter of fiscal 2003, $350,000 for the fourth quarter of fiscal 2003; $520,000 for the first quarter of fiscal 2004; $1,220,000 for the second quarter year to date of fiscal 2004; $1,730,000 for the third quarter year to date of fiscal 2004 and $2,620,000 for the entire 2004 fiscal year. The Amended Credit Agreement does not permit the Company, or its subsidiaries, to declare or pay dividends. At January 25, 2004, the Company was in compliance with all covenants under the Amended Credit Agreements.

         A portion of the outstanding term loan, $12.0 million on January 25, 2004, is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $6.9 million on January 25, 2004, consists of a note which accrues interest at the relevant LIBOR rate plus 3.5% (4.66% at January 25, 2004).

Cash Flow Information

         On January 25, 2004, the Company had cash of $639,000 compared to $1,677,000 on October 26, 2003. For the first three months of fiscal 2004, $733,000 was used in operating activities and $250,000 was used in financing activities to pay down long-term debt. For the first three months of fiscal 2003, $1.2 million was provided by operating activities and $750,000 was used in financing activities to pay down long-term debt. The $2.0 million decrease in cash provided from operating activities was due primarily to larger increases in receivables and prepaid expenses along with larger decreases in accounts payable and other liabilities during the first three months of fiscal 2004 compared to the same period last year. Capital equipment purchases for the first three months of fiscal 2004 was $55,000 compared to $119,000 in the first three months of Fiscal 2003.

         Working capital on January 25, 2004 was $4.8 million as compared to $9.5 million on October 26, 2003. This decrease in working capital was primarily the result of a $4.8 million increase in the current maturities of long-term debt, primarily due to the revolving credit facility, due January 31, 2005, being classified as current. Increases in accounts receivable and prepaid expenses were offset by a decrease in inventory.

         The Company believes that its available cash and future cash flows from operations will be sufficient to fund at current levels operations over the next twelve months. However, demand for our products increased in the first quarter of 2004 and the limit on borrowing under our revolving credit agreement has begun to adversely impact our ability to finance the resulting increased working capital needs.

         We are currently in compliance with all financial covenants contained in the Credit Agreement, as amended, and believe we will continue to be in compliance for the balance of 2004. However, we will need significant growth to meet principal payment obligations in fiscal 2005 and 2006, and to be in compliance with the financial covenants, or we will need to re-negotiate for an extension of the payment schedule and revisions to the covenants. There can be no assurance that such growth will occur, or that our lenders will agree to any such changes. In such event, we would be required to obtain alternative financing. There is no assurance that we will be able to obtain such financing.

Results of Operations

         The Company's results of operations have been adversely affected by the economic downturn. In response, the Company has taken a number of steps to improve operational efficiency and profitability, including reductions in head count at several of our facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.62% on January 25, 2004) and expires in January 2005. There is also an unused line fee equal to ..75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.6 million at January 25, 2004), as defined by the Amended Credit Agreement. As of January 25, 2004, $3.2 million has been drawn and is outstanding on the revolving credit facility. At current borrowing levels, a 1% increase in interest rates in our variable rate revolving credit facility would increase annual interest expense by approximately $32,000.

         A portion of the outstanding term loan ($12.0 million on January 25, 2004) is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $6.9 million on January 25, 2004, consists of a note, which accrues interest at the relevant LIBOR rate plus 3.5% (4.66% at January 25, 2004). At current borrowing levels, a 1% increase in interest rates in our variable rate term debt would increase annual interest expense by approximately $69,000.

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

ITEM 4. CONTROLS AND PROCEDURES

         At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the first quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On January 9, 2004, Alpha Technologies Group, Inc. furnished a Current Report on Form 8-K including the press release issued in connection with 2003 fiscal year and fourth quarter results of operation.

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

                                            Alpha Technologies Group, Inc.
                                            ------------------------------
                                            (Registrant)

Date:  March 10, 2004                   By: /s/ Lawrence Butler
                                            ----------------------
                                            Lawrence Butler
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Date:  March 10, 2004                   By: /s/ James J. Polakiewicz
                                            ------------------------
                                            James J. Polakiewicz
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)

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