Form 10-K/A
period 2003-10-26
ALPHA TECHNOLOGIES GROUP INC
filed 2004-05-14
CIK 710807

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                  FORM 10-K/A-1

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 26, 2003

                         Commission File Number 0-14365

                         ------------------------------

                         Alpha Technologies Group, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                        76-0079338
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            11990 San Vicente Blvd., Suite 350 Los Angeles, CA 90049
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (310)566-4005

                     ---------------------------------------

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


     Aggregate market value of the voting stock held by non-affiliates of the registrant. $ 5,499,202 at April 27, 2003

     Number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, 7,110,336 shares outstanding at December 31, 2003.

             ------------------------------------------------------

Item 7. Management's Discussion and Analysis of Operations and Financial Condition is hereby amended to read in its entirety as follows:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS

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

OVERVIEW

We design, extrude, fabricate and sell thermal management and non-thermal fabricated products for use in a variety of industries including automotive, telecommunication, industrial controls, transportation, power supply, factory automation, consumer electronics, aerospace, defense and microprocessor industries. We extrude aluminum for our use in the production of thermal management and non-thermal fabricated products and sell aluminum extrusions to a variety of industries including the construction, sporting goods and other leisure activity markets. Extruded aluminum is the primary raw material in the production of thermal management and non-thermal fabricated products.

In January 2001, the Company acquired National Northeast Corporation ("NNE"), which was engaged in the thermal management and aluminum extrusion business in Pelham, New Hampshire. (SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS) The Company integrated NNE into its Wakefield subsidiary.

TRENDS

Alpha's sales have declined from $67,914,000 for fiscal 2001, to $46,801,000 for the fiscal year ended October 26, 2003. We believe this decline has been caused by a severe downturn in the markets our products serve, principally electronics, automotive and aluminum extrusion. Due to these sales declines, we have experienced net losses for the fiscal years ended 2003 and 2002 of $15,598,000 and $11,428,000, which have included goodwill impairment of $13 million and $15.6 million, respectively. As a result of reduced demand for our products, we have made substantial reductions in operating expenses, particularly in the number of employees.

CREDIT AGREEMENT

We are currently in compliance with all financial covenants contained in our Credit Agreement, as amended, and believe we will continue to be in compliance for the balance of 2004. However, we will need to achieve quarterly sales in fiscal 2005 and 2006 of approximately $19 million, a level which we do not currently believe to be realistically achievable, in order to meet principal payment obligations in fiscal 2005 and 2006 or we will need to negotiate for an extension of the payment schedule and covenants. We intend to negotiate with our Lenders to extend the Loan and revise the principal repayment schedule. In the event we cannot negotiate an extension, we would be required to obtain alternative financing. If the Lenders demand repayment and we cannot obtain alternative financing, we may be required to file for bankruptcy protection.

IMPAIRMENT OF GOODWILL

The Company recorded a $13.0 million and $15.6 million goodwill impairment charge in fiscal 2003 and 2002, respectively. As a result of these charges, the Company no longer has any goodwill on its books.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgements estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. We regularly evaluate the accounting policies and estimates we use to prepare our financial statements. Estimates are used for, but not limited to, revenue recognition, accounting for allowance for doubtful accounts and sales returns, inventory reserves, and contingencies. These estimates are based on historical experience and various assumptions that we believe to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

We consider our critical accounting policies to be those that (1) involve significant judgements and uncertainties, (2) require estimates that are more difficult for management to determine and (3) have the potential to result in materially different outcomes under varying assumptions and conditions. Our critical accounting policies include the following: allowance for sales returns, provision for doubtful accounts, provision for inventory reserves, impairment of long-lived assets, and accounting for income taxes.

REVENUE RECOGNITION

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is persuasive evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met, which is generally considered to have occurred upon shipment of the finished product.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Alpha regularly analyzes its customer accounts and, when it becomes aware of a specific customer's inability to meet its financial obligations to the Company, records a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible. The Company also records and maintains a provision for doubtful accounts for customers based on a variety of factors including the Company's historical experience, the length of time the receivable has been outstanding and the financial condition of the customer. If circumstances related to specific customers were to change, the Company's estimates with respect to the collectibility of the related receivables could be further adjusted. Historically, losses in the aggregate have not exceeded management's expectations.

ALLOWANCE FOR SALES RETURNS

Allowances for sales returns are provided in the period in which the related sale is recognized. The allowance for sales returns is based on our analysis of trends in product returns. While we believe that our allowance for sales returns is adequate and that the judgment applied is appropriate, if the historical data used to calculate these estimates do not properly reflect future returns, additional provision for sales returns may be required, and revenues in that period could be adversely affected. Historically, sales returns have not been significant in any period presented.

INVENTORIES AND INVENTORY RESERVES

Inventories are stated at the lower of cost or market and are costed using the first-in, first-out method. Inventory reserves have been established for excess and obsolete items. Inventory purchases and commitments are based upon future demand forecasts for our products and our current level of inventory. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and as a result, our gross profit margin could be adversely affected.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets, identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Indicators of impairment considered by management include damage or obsolescence, plans to discontinue use or restructure, adverse changes in technology or in the market place, and poor economic performance compared with original plans. If future cash flows (undiscounted and without interest charges) expected to be generated by an assets use or disposition are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

INCOME TAXES

The Company provides for income tax expense or benefit in interim periods using the rate expected to be in effect for the entire year. Changes in the estimated tax rate for a fiscal year are recorded in the period in which they occur. We record valuation allowances to reduce our deferred income tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred income tax assets in the future, we would make an adjustment to the carrying value of the deferred income tax asset, which would be reflected as an income tax expense. Conversely, if we were to determine that we will realize a deferred income tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit in our financial statements.

RESULTS OF OPERATIONS

The following discussion reflects results from continuing operations, which includes the thermal management and non-thermal fabricated products and aluminum extrusion products including the operating results of NNE since acquisition and Alpha corporate expenses.

Fiscal Year 2003 versus Fiscal Year 2002 Comparison

                                                                             %
                                          OCTOBER 26,    OCTOBER 27,     INCREASE
                                             2003           2002        (DECREASE)
                                          -----------    -----------    ----------
Sales                                        $46,801      $55,574        (15.8%)

Gross Profit                                  $5,086       $8,231        (38.2%)

Gross Profit as a % of Sales                    10.9%        14.8%       (26.6%)

Research and Development                        $396         $496        (20.2%)

Selling, General and Administrative           $5,837       $6,117         (4.6%)

SG&A as a % of Sales                            12.5%        11.0%        13.3%

Impairment of Goodwill                       $12,980      $15,602        (16.8%)

Impairment of Other Intangible Asset            $323           --          100%

Interest Expense                              $2,042       $2,510        (18.6%)

Costs Associated with Debt Modifications          --        $(561)        (100%)

Net Loss                                    $(15,598)    $(11,488)        35.8%



Net (Loss) Income. The Company reported a net loss for fiscal 2003 of $15.6 million which included the following items: a goodwill impairment charge of $13 million, and an intangible asset impairment charge of $323,000. The Company reported net loss for fiscal 2002 of $11.5 million, which included the following items: a goodwill impairment charge of $15.6 million, a loss on the sale of land and building of $2.1 million, and losses associated with debt modifications of $561,000.

Sales. The Company's sales for fiscal year 2003 decreased by $8.8 million to $46.8 million from $55.6 million for fiscal year 2002. Management believes that this decrease was primarily due to reduced demand for the Company's products resulting from the weakness in the economy, particularly in the electronics, automotive and aluminum extrusion markets. The Company does not manage its business or track revenues by industry. However, sales to automotive customers declined from $9.2 million to $6.9 million; extrusion sales declined from $11.0 million to $9.8, and sales to all other customers declined by $5.3 million from 2002 to 2003.

Gross Profit. The Company's gross profit margin for fiscal year 2003 was 10.9% of revenue compared to 14.8% of revenue for fiscal year 2002. This continued the trend in gross margin declines from 20.6% in fiscal 2001. The principal reason for the decline is reduced unit volume and decreased unit prices for some of our products resulting from reduced demand for our products and increased price competition. To combat the reduction in sales, the Company has reduced its indirect labor headcount from 160 in March 2001 to 105 in October 2003. This has resulted in annual savings of approximately $3.5 million. We believe that, at October 27, 2003, we had the minimum number of employees necessary to sustain sales at the levels that existed at that time. We also have negotiated price reductions with substantially all of our vendors except for aluminum suppliers (which accounted for approximately 38% of the cost of goods sold during fiscal
2003) and landlords (the allocable portion of rents account for 3% of our cost of goods sold during fiscal year). Despite these measures, gross profit percentage decreased as a result of proportionately higher fixed costs such as rent, depreciation and insurance relative to sales for the period.

Research and Development. Research and development expenses for fiscal year 2003 were $396,000 compared to $496,000 for the same period last year. The decrease was primarily due to lower labor costs and containment of expenses.

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2003 were $5.8 million or 12.5% of sales as compared to $6.1 million or 11.0% of sales for fiscal 2002. SG&A expenses in absolute dollars decreased by $280,000. This decrease was the result of decreases in commission costs, amortization expense, compensation costs, legal fees and certain employee benefit costs. Decreases in commission costs were due to decreased sales. The decrease in amortization expense was due to the write-off of an intangible asset which was determined to be impaired. Decreases in the other expense categories were due to the Company's continued efforts to contain costs. As a percentage of sales, SG&A increased principally as a result of lower sales.

Impairment of Goodwill. The Company recorded a $13.0 million and a $15.6 million goodwill impairment charge in fiscal 2003 and fiscal 2002, respectively. As a result of these charges, the Company no longer has any goodwill on its books. The goodwill was principally ($28.6 million) related to our acquisition of NNE in 2001.

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

(Benefit) Provision for Income Tax. Benefit for income tax was $883,000 for fiscal 2003 compared to a benefit of $7.6 million for fiscal 2002. The effective income tax rate for fiscal 2003 was 5.4% compared to 39.9% reported for fiscal 2002. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company increased its valuation allowance by $5.6 million in fiscal 2003 because management determined that, due to the Company's recent losses (see Net (Loss) Income above), and the continued weak demand for our products evident at fiscal year end, it was more likely than not that we would not have sufficient earnings in the foreseeable future to fully utilize the Company's available net operating loss carry-forward.

Fiscal Year 2002 versus Fiscal Year 2001 Comparison

The results of operations for fiscal 2001 have been reclassified to reflect the results of operations from Malco Technologies, Inc. as discontinued operations. See introductory paragraphs in "Selected Financial Data".

                                                                                  %
                                                 OCTOBER 27,   OCTOBER 28,     INCREASE
                                                    2002         2001         (DECREASE)
------------------------------------------       -----------   ----------     ----------
Sales                                              $55,574       $67,914         (18.2%)

Gross Profit                                        $8,231       $13,974         (41.1%)

Gross Profit as a % of Sales                          14.8%         20.6%        (28.0%)

Research and Development                              $496          $926         (46.4%)

Selling, General and Administrative                 $6,117        $9,031         (32.3%)

SG&A as a % of Sales                                  11.0%         13.3%        (17.2%)

Impairment of Goodwill                             $15,602            --           100%

Restructuring and Other
Non-Recurring Charges                                   --          $822          (100%)

Interest Expense                                    $2,510        $2,546          (1.4%)

Costs Associated with Debt Modifications             ($561)        ($650)        (13.7%)

Net (Loss) Income                                 ($11,488)         $305       (3864.9%)


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

Costs Associated with Debt Modifications. The Company recorded charges of $561,000 and $650,000 during fiscal 2002 and fiscal 2001, respectively, resulting from amendments to Credit Agreements with its Lenders which revised certain financial covenants and waived certain events of non-compliance.

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

The Company currently carries deferred tax assets of approximately $10.0 million, net of valuation allowances of $6.1 million. The Company evaluates the recoverability of its deferred tax assets each reporting period and provides valuation allowances for assets not likely to be realized. Realization of these assets is predicated on a return of the Company to sustain profitability and the generation of sufficient taxable income to absorb these tax assets. Effective in the third quarter of 2003, the Company began to provide valuation allowances against newly generated loss carryforwards, as the Company's operating history had led to a conclusion that these newly generated assets were less likely of realization than those already recognized. In the event that the Company's operations improve, the valuation allowances against these assets may be reversed, which would increase income. Conversely, in the event that the Company's operations deteriorate, further valuation allowances against previously recognized assets may be required.

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

On February 5, 2003, the Company and its Lenders entered into a Fifth Amendment to the Credit Agreement which revised the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of fiscal year 2003 and fiscal year 2004. The Lenders waived the non-compliance with the Maximum Leverage Ratio and Fixed Charge Coverage Ratio covenants at January 24, 2003. On May 23, 2003, the Company and its Lenders entered into a Sixth Amendment to the Credit Agreement which revised the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of fiscal year 2003 and fiscal year 2004. The Lenders waived the non-compliance with the Maximum Leverage Ratio and Fixed Charge Coverage Ratio covenants at April 27, 2003. On September 5, 2003, the Company and its Lenders entered into a Seventh Amendment to the Credit Agreement which revised the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of fiscal year 2003 and fiscal year 2004 to levels that management believes the Company will be able to achieve. The Lenders waived the non-compliance with the Maximum Leverage Ratio and Fixed Charge Coverage Ratio covenants at July 27, 2003, added new Minimum EBITDA and Interest Coverage covenants for the remainder of fiscal year 2003 and fiscal year 2004, revised the allowable amounts to be spent on capital expenditures for fiscal years 2003 and 2004 and eliminated the Minimum Net Worth requirement. At October 26, 2003, the Company was in compliance with all covenants under the Credit Agreement.

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

Principal payments under the term loan are due as follows:

--------------------------------------------------------------------------
                   Fiscal Year 2004    Fiscal Year 2005  Fiscal Year 2006
--------------------------------------------------------------------------

First Quarter           $250,000          $1,800,000       $11,000,000
--------------------------------------------------------------------------

Second Quarter          $250,000          $1,800,000                --
--------------------------------------------------------------------------

Third Quarter           $250,000          $1,800,000                --
--------------------------------------------------------------------------

Fourth Quarter          $250,000          $1,800,000                --
--------------------------------------------------------------------------

Totals                $1,000,000          $7,200,000       $11,000,000
---------------------------------------------------------- ---------------

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

     The Amended Credit Agreement contains the following financial and other covenants with which the Company must comply:

                         MAXIMUM                MINIMUM
      QUARTER           FINANCIAL             FIXED CHARGE        MINIMUM INTEREST     MINIMUM
      ENDING         LEVERAGE RATIO (a)     COVERAGE RATIO (b)   COVERAGE RATIO (c)   EBITDA (d)
      ------         ------------------     ------------------   ------------------   -----------

October 26, 2003          11.0:1                     --(e)            0.70:1          $  350,000
January 25, 2004          11.0:1                 0.60:1               1.00:1             520,000
April 25, 2004            11.0:1                 0.70:1               1.20:1           1,220,000
July 25, 2004             10.3:1                 0.70:1               1.20:1           1,730,000
October 31, 2004           8.1:1                 0.85:1               1.50:1           2,620,000
Thereafter                1.75:1                 0.85:1                   --                  --


     (a) The maximum financial leverage ratio is calculated by dividing funded debt by EBITDA.

     (b) The minimum fixed charge coverage ratio is calculated by dividing EBITDA minus Capital Expenditures by fixed charges.

     (c) The minimum interest coverage ratio is calculated by dividing EBITDA by interest expense.

     (d) Compliance with the minimum EBITDA covenant is measured on a cumulative basis for fiscal year 2004


     (e) The minimum financial leverage ratio was waived for the fourth quarter of 2003.

In addition, capital spending was limited to $450,000 for fiscal year 2003, and is limited to $300,000 for fiscal year 2004, $1.0 million for fiscal year 2005, and $1.0 million each year thereafter. The Amended Credit Agreement does not permit the Company, or its subsidiaries, to declare or pay dividends.

A portion of the outstanding term loan, $12.0 million on October 26, 2003, is covered by an interest rate swap (the "hedged loan"). The hedged loan accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $7.2 million on October 26, 2003, consists of a note which accrues interest at the relevant LIBOR rate plus 3.5% (4.64% at October 26, 2003).

Cash Flow Information

On October 26, 2003, the Company had cash of approximately $1,677,000 compared to $751,000 on October 27, 2002. For fiscal year 2003, $3,918,000 was provided by operating activities of which $2,650,000 was used to pay down $2,500,000 of long-term debt and $150,000 of bank fees related to the amendments made to the Credit Agreements. For fiscal year 2002, $2,772,000 was provided by operating activities and $4,490,000 was provided from investing activities as a result of the net proceeds received from the sale and leaseback of its Pelham, New Hampshire facility. Cash flows generated from operations and investing activities in fiscal 2002 were used to pay down $8,750,000 of long-term debt and $656,000 of bank fees related to the amendments made to the Credit Agreements. The increase in cash provided from operating activities for fiscal 2003 compared to fiscal 2002 was due primarily to lower accounts receivable and inventory balances at October 26, 2003 compared to October 27, 2002. Capital purchases for fiscal 2003 were $390,000 compared to $459,000 for fiscal 2002. Working Capital was $9.5 million at both October 26, 2003 and October 27, 2002. Assuming that sales do not decline below those levels experienced in the fourth quarter of fiscal 2003, the Company believes that its available cash, anticipated cash flow from operations and borrowings under its revolving credit facility will be sufficient to fund operations over the next twelve months. While the limit on borrowings may hamper our ability to finance working capital needs as demand for our products increases, we currently have availability to finance those needs at quarterly sales levels of $15-16 million.

Contractual Obligations

The following table summarizes the contractual obligations by Company's fiscal year:


Contractual Obligations                         2004      2005      2006     2007    2008   Thereafter   Total
-----------------------                         ----      ----      ----     ----    ----   ----------   -----
                                                                      (in thousands)
Long-term debt obligations                    $1,000    $10,400   $10,950   $    -  $    -    $    -    $22,350
Operating lease obligations                    1,810      1,487     1,233    1,236   1,246     7,060     14,072
Employment contract obligations                  845        720       720        -       -         -      2,285
Amounts committed for capital expenditures        50          -         -        -       -         -         50
                                              ------    -------   -------   ------  ------    ------    -------
Total                                         $3,705    $12,607   $12,903   $1,236  $1,246    $7,060    $38,757
                                              ======    =======   =======   ======  ======    ======    =======
Interest on long-term debt obligations        $1,833    $ 1,698   $   335        -       -         -    $ 3,866


In addition to the foregoing, the Company anticipates that it will make capital expenditures of up to $250,000 during fiscal 2004.

Results of Operations

The Company's cash flow has been affected by the economic downturn. In response to the reduction in revenue, the Company has taken a number of steps to improve operational efficiency and profitability, including reductions in head count at several of our facilities. These steps, coupled with the changes to our credit facilities discussed above, should provide sufficient liquidity to fund operations for at least the next twelve months assuming that there is no further decline in revenues from levels experienced during the fourth quarter of fiscal 2003.

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

Effective on October 1, 2002, 33 Bridge and Wakefield entered into a lease whereby Wakefield leased the Property from 33 Bridge for 15 years at an initial rent of $630,000 per year with annual increases between 2% and 2.5% per annum. Wakefield is responsible for operating expenses including taxes, utilities, insurance and maintenance. As a result of the transaction, the Company expects annual expenses initially to increase by $325,000 representing the difference between rental expense and interest and depreciation expense. The obligations of Wakefield under the lease are guaranteed by the Company.

The purchase price and other terms of the sale and leaseback transaction were the result of negotiations between representatives of the Company and representatives of 33 Bridge. The terms of the transaction were negotiated and approved by the members of the Audit Committee of the Company constituted as a Special Committee of Independent Directors.

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

                                                          Total
                                                      --------------
                                                      (in thousands)
Fiscal year ending October:
2004 ..............................................      $ 1,810
2005 ..............................................        1,487
2006 ..............................................        1,233
2007 ..............................................        1,236
2008 ..............................................        1,246
Thereafter ........................................        7,060
                                                         -------
Minimum lease payments ............................      $14,072
                                                         =======

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA is hereby amended to read in its entirety as set forth below. The financial statements and supplementary data included in Item 8 below have not been restated, but include additional disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required pursuant to this Item 8 are presented on pages F-1 through F-23 of this report.

Item 11. Executive Compensation is hereby amended to read in its entirety as follows:

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued for services rendered in all capacities on behalf of the Company during the last three fiscal years to the current executive officers who received compensation in excess of $100,000 during the fiscal year ended October 26, 2003.

                                        ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                                                                   AWARDS
                                                                                 SECURITIES
                                 FISCAL                                          UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR      SALARY       BONUS       OTHER      OPTIONS/SARS   COMPENSATION
---------------------------      ------    --------     --------    -------     ------------   ------------
Lawrence Butler                   2003     $260,000     $     --    $    --       520,000(1)    $14,400(2)
     Chairman and                 2002      245,375(3)        --         --            --        16,664(2)
     Chief Executive Officer      2001      250,250           --         --       125,000        17,550(2)

Robert C. Streiter                2003      260,000      100,000         --       475,000(1)      8,200(4)
     President and                2002      245,375(3)        --         --            --        12,700(4)
     Chief Operating Officer      2001      250,250           --         --       125,000        12,888(4)

Steve E. Chupik                   2003      128,400           --         --        70,267(1)      8,200(6)
     Vice President               2002      128,400           --         --            --        11,813(6)
     Administration               2001      128,400           --     12,346(5)     10,000        13,220(6)

James J. Polakiewicz              2003      125,000       25,000      3,305(5)     71,275(1)         --
     Chief Financial              2002      127,467           --         --            --         4,130(7)
     Officer(8)                   2001      115,000       10,000         --        20,000         3,690(7)

--------------
(1) Represents new options which were granted under the Company's 1994 Plan in exchange for existing options outstanding.

(2) Represents car allowance of $14,400 for fiscal 2003; represents car allowance of $14,400 and 401(k) Employer Matching Contribution of $2,264 for fiscal 2002; represents car allowance of $14,400 and 401(k) Employer Matching Contribution of $3,150 for fiscal 2001.

(3) Both Mr. Butler and Mr. Streiter took a voluntary salary reduction equal to 85% of their base salary for a portion of fiscal year 2002.

(4) Represents car allowance of $8,200 for fiscal 2003; represents car allowance of $7,200 and 401(k) Employer Matching Contribution of $5,500 for fiscal 2002; represents car allowance of $8,200 and 401(k) Employer Matching Contribution of $4,688 for fiscal 2001.

(5)  Represents accrued vacation payments.

(6) Represents car allowance of $7,200 and medical insurance waiver of $1,000 for fiscal 2003; represents car allowance of $7,200, medical insurance waiver of $1,000 and 401(k) Employer Matching Contribution of $3,613 for fiscal 2002; represents car allowance of $8,200, medical insurance waiver of $1,200 and 401(k) Employer Matching Contribution of $3,820 for fiscal 2001.

(7)  Represents 401(k) Employer Matching Contributions.

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

----------------------------------------------------------------------------------------------------------
                                                                                   POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                                                                                     ANNUAL RATES OF
                                                                                   STOCK APPRECIATION
                                      % OF OPTIONS/                                  FOR OPTION TERM
                                     SARS GRANTED TO   ---------------------------------------------------
                      OPTIONS/SARS   EMPLOYEES DURING   EXERCISE    EXPIRATION    5% PER        10% PER
NAME                    GRANTED        FISCAL YEAR     PRICE/SHARE      DATE       YEAR           YEAR
----------------------------------------------------------------------------------------------------------
Lawrence Butler          102,144           6.5%          $1.96       10/07/08     $ 55,312     $  122,225
----------------------------------------------------------------------------------------------------------
                         417,856          26.5%          $1.78       10/07/13     $467,762     $1,185,400
----------------------------------------------------------------------------------------------------------
Robert C. Streiter       475,000          30.1%          $1.78       10/07/13     $531,730     $1,347,509
----------------------------------------------------------------------------------------------------------
Steve E. Chupik           70,267           4.5%          $1.78       10/07/13     $ 78,659     $  199,338
----------------------------------------------------------------------------------------------------------
James J. Polakiewicz      71,275           4.5%          $1.78       10/07/13     $ 79,788     $  202,197
----------------------------------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED OCTOBER 26, 2003 AND FISCAL YEAR END OPTION VALUES

The following table sets forth information regarding and the fiscal year-end value of unexercised options held by such persons. No Named Executive Officers exercised any options during the fiscal year ended October 26, 2003.

                       NUMBER OF UNEXERCISED OPTIONS   VALUE UNEXERCISED IN-THE-MONEY
                            AT FISCAL YEAR-END           OPTIONS AT FISCAL YEAR-END
     NAME               EXERCISABLE/ UNEXERCISABLE     EXERCISABLE/ UNEXERCISABLE (1)
     ----              -----------------------------   ------------------------------
 Lawrence Butler                445,001/74,999                         --

 Robert C. Streiter            366,668/108,332                         --

 Steve E. Chupik                60,268/24,999                          --

 James J. Polakiewicz           51,277/19,998                          --

-----------
Fair market value at October 26, 2003 was less than exercise price.

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

On October 1, 2002, the Company's wholly-owned subsidiary, Wakefield Thermal Solutions, Inc. ("Wakefield") entered into a sale and leaseback transaction for its 171,235 square foot Pelham, New Hampshire manufacturing facility (the "Property"). Wakefield sold the Property to 33 Bridge Investors, LLC ("33 Bridge"), a newly-formed entity in which Marshall D. Butler, a director of the Company owns 50% of the equity interest, for a purchase price of $4,750,000. In connection with the sale and leaseback transaction, the Company issued warrants to purchase an aggregate of 250,000 shares of Common Stock, par value $.03 per share, to the members of 33 Bridge, including warrants to purchase 125,000 shares of Common Stock to Marshall D. Butler, at an exercise price of $1.42 per share. The warrants were valued at approximately $274,000 using the Black Sholes method. The book value of the land, buildings and improvements was approximately $6.3 million. Selling costs were approximately $300,000, excluding the value of the warrants. The loss on the sale of the property was $2.1 million ($1.3 million , net of tax).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management is hereby amended to read in its entirety as follows:

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

                                             Amount and Nature of     Percent of
Name and Address of Beneficial Owners (1)   Beneficial Ownership (2)   Class (2)
------------------------------------------- ------------------------   ---------

Lawrence Butler (5) .......................        1,720,622            22.6%
Marshall D. Butler (3) (4) ................        1,007,342            13.9%
Robert C. Streiter (9) ....................          475,547             6.3%
Donald K. Grierson (6) ....................          248,000             3.5%
Steve E. Chupik (10) ......................           89,268             1.2%
Frederic A. Heim (3) (7) ..................           70,200             1.0%
James J. Polakiewicz (11) .................           61,406             0.9%
Richard E. Gormley ........................           26,667             0.4%
Dot. Com Partners, L.P. (8) ...............          695,038             9.8%
Dimensional Fund Advisors Inc. ............          356,716             5.0%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401 (12)
All Directors and Executive Oficers as
  a Group (8 persons)(13)..................        3,699,052            43.9%


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

(8) Shares owned by Dot.Com are also included in the number of shares reported as beneficially owned by Mr. L. Butler, the president and sole shareholder of the general partner of Dot.Com. Mr. Butler has sole voting and dispositive authority with respect to the shares owned by Dot.Com.

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

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Alpha Technologies Group, Inc.
                                          Registrant

Date: May 14, 2004                     By: /s/ Lawrence Butler
                                          --------------------------------------
                                           Lawrence Butler
                                           Chief Executive Officer

                         ALPHA TECHNOLOGIES GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----

Independent Auditors' Report - Deloitte & Touche LLP .......................       F-2

Independent Certified Public Accountants Report - Grant
  Thornton LLP .............................................................       F-3

Consolidated Balance Sheets - October 26, 2003 and October
  27, 2002 .................................................................       F-4

Consolidated Statements of Operations - For the fiscal
  years ended October 26, 2003, October 27, 2002 and October
  28, 2001 .................................................................       F-5

Consolidated Statements of Stockholders' Equity - For the fiscal years ended
  October 26, 2003, October 27, 2002 and October 28, 2001 ..................       F-6

Consolidated Statements of Cash Flows - For the fiscal
  years ended October 26, 2003, October 27, 2002, and October
  28, 2001 .................................................................       F-7

Notes to Consolidated Financial Statements .................................       F-9

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


/s/ Grant Thornton LLP

Houston, Texas
December 14, 2001

                         ALPHA TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share-related data)

                                                                  October 26,       October 27,
                                                                      2003             2002
                                                                  -----------       -----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................       $  1,677        $    751
  Trade accounts receivable, net of allowance for
    doubtful accounts of $232 at October 26, 2003 and
    $245 at October 27, 2002 ................................          5,745           7,198
  Inventories, net ..........................................          6,553           7,585
  Prepaid expenses ..........................................          1,364           1,201
                                                                    --------        --------
    Total current assets ....................................         15,339          16,735

PROPERTY AND EQUIPMENT, net .................................         12,103          14,991

GOODWILL ....................................................             --          12,980

DEFERRED INCOME TAXES .......................................         10,046           9,608

OTHER ASSETS, net ...........................................            807           1,319
                                                                    --------        --------
    TOTAL ASSETS ............................................       $ 38,295        $ 55,633
                                                                    ========        ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade ...................................       $  3,486        $  2,967
  Accrued compensation and related benefits .................            612             700
  Other accrued expenses ....................................            716             584
  Current portion of long-term debt .........................          1,000           3,000
                                                                    --------        --------
    Total current liabilities ...............................          5,814           7,251

REVOLVING CREDIT FACILITY ...................................          3,200           3,200

LONG-TERM DEBT ..............................................         18,150          18,650

OTHER LONG-TERM LIABILITIES .................................            470             652
                                                                    --------        --------
    TOTAL LIABILITIES .......................................         27,634          29,753

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:

  Preferred stock, $100 par value; 180,000 shares authorized;
    no shares issued or outstanding .........................             --              --

  Common stock, $.03 par value; 17,000,000 shares authorized;
    8,529,826 shares issued at October 26, 2003 and at
    October 27, 2002 ........................................            256             256
  Additional paid-in capital ................................         47,504          47,336
  Accumulated deficit .......................................        (31,128)        (15,530)
  Accumulated other comprehensive loss ......................            (77)           (288)
  Treasury stock, at cost; 1,419,490 common shares at
    October 26, 2003 and at October 27, 2002 ................         (5,894)         (5,894)
                                                                    --------        --------
    TOTAL STOCKHOLDERS' EQUITY ..............................         10,661          25,880
                                                                    --------        --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............       $ 38,295        $ 55,633
                                                                    ========        ========

              See notes to the consolidated financial statements.

                         ALPHA TECHNOLOGIES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except shares and per share data)

                                                                              For the Years Ended
                                                                     ------------------------------------------
                                                                     October 26,    October 27,     October 28,
                                                                        2003           2002            2001
                                                                     -----------    -----------     -----------
SALES .........................................................       $ 46,801        $ 55,574        $ 67,914
COST OF SALES .................................................         41,715          47,343          53,940
                                                                      --------        --------        --------
   Gross profit ...............................................          5,086           8,231          13,974
                                                                      --------        --------        --------
OPERATING EXPENSES

   Research and development ...................................            396             496             926
   Selling, general and administrative ........................          5,837           6,117           9,031
   Impairment of goodwill .....................................         12,980          15,602              --
   Impairment of other intangible asset .......................            323              --              --
   Restructuring and other non recurring charges ..............             --              --             822
                                                                      --------        --------        --------
     Total operating expenses .................................         19,536          22,215          10,779
                                                                      --------        --------        --------
OPERATING (LOSS) INCOME .......................................        (14,450)        (13,984)          3,195

LOSS ON SALE OF LAND AND BUILDING TO RELATED PARTIES ..........             --          (2,097)             --

INTEREST INCOME ...............................................             11              30             201

OTHER INCOME, net .............................................             --              --              72

COSTS ASSOCIATED WITH DEBT MODIFICATIONS ......................             --            (561)           (650)

INTEREST EXPENSE ..............................................         (2,042)         (2,510)         (2,546)
                                                                      --------        --------        --------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES .....        (16,481)        (19,122)            272

(BENEFIT) PROVISION FOR INCOME TAX:
   CURRENT ....................................................             --              --              63
   DEFERRED ...................................................           (883)         (7,634)            102
                                                                      --------        --------        --------
(BENEFIT) PROVISION FOR INCOME TAX ............................           (883)         (7,634)            165
                                                                      --------        --------        --------
(LOSS) INCOME FROM CONTINUING OPERATIONS ......................        (15,598)        (11,488)            107

LOSS FROM DISCONTINUED OPERATION, net of applicable taxes .....             --              --             (79)

GAIN ON SALE OF DISCONTINUED OPERATION, net of applicable taxes             --              --             277
                                                                      --------        --------        --------
NET (LOSS) INCOME .............................................       $(15,598)       $(11,488)       $    305
                                                                      ========        ========        ========
EARNINGS (LOSS) PER COMMON SHARE
   BASIC AND DILUTED:
     (Loss) income from continuing operations .................       $  (2.19)       $  (1.62)       $   0.02
     Loss from discontinued operation .........................             --              --           (0.01)
     Gain on sale of discontinued operation ...................             --              --            0.03
                                                                      --------        --------        --------
        Net (loss) income .....................................       $  (2.19)       $  (1.62)       $   0.04
                                                                      ========        ========        ========

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL COMMON SHARES OUTSTANDING
   Basic ......................................................          7,110           7,110           7,038
   Diluted ....................................................          7,110           7,110           7,468


               See notes to the consolidated financial statements.

                         ALPHA TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME
  FOR THE YEARS ENDED OCTOBER 26, 2003, OCTOBER 27, 2002 AND OCTOBER 28, 2001
                       (in thousands except share amounts)

                                                                               Accumulated
                                                                                  Other
                                        Common stock    Additional               Compre-       Treasury Stock          Total
                                     ------------------   Paid-In  Accumulated   hensive    --------------------    Stockholders'
                                       Shares    Amount   Capital    Deficit      Loss       Shares      Amount        Equity
                                     ---------   ------ ---------- ----------- -----------  ---------   --------    -------------

Balance October 29, 2000             8,169,345   $  245   $44,421   $ (4,347)    $    -     1,394,353   $ (5,804)     $ 34,515
Comprehensive loss:
   Net income                                -        -         -        305          -             -          -           305
   Change in value of interest rate
   swap (net of applicable taxes)            -        -         -          -       (345)            -          -          (345)
                                                                                                                      --------
   Comprehensive loss                                                                                                      (40)
                                                                                                                      --------
Tax benefit of disqualifying
   disposition of incentive stock
   options                                   -        -       559          -          -             -          -           559
Right offering proceeds                270,946        8     1,956          -          -             -          -         1,964
Right offering expense                       -        -      (221)         -          -             -          -          (221)
Issuance to employees pursuant
   pursuant to stock option plans       86,369        3       168          -          -             -          -           171
Stock repurchases                            -        -         -          -          -        25,137        (90)          (90)
Compensation associated with
   stock options                             -        -        12          -          -             -          -            12
                                     ---------   ------   -------   --------     ------     ---------   --------      --------
Balance October 28, 2001             8,526,660      256    46,895     (4,042)      (345)    1,419,490     (5,894)       36,870
Comprehensive loss:
   Net loss                                  -        -         -    (11,488)         -             -          -       (11,488)
   Change in value of interest rate
   swap (net of applicable taxes)            -        -         -          -         57             -          -            57
                                                                                                                      --------
   Comprehensive loss                                                                                                  (11,431)
                                                                                                                      --------
Issuance of warrants
   pursuant to loan restructuring            -        -       148          -          -             -          -           148
Issuance of warrants
   pursuant to sale of facility              -        -       274          -          -             -          -           274
Issuance to employees
   pursuant to stock option plans        3,166        -         7          -          -             -          -             7
Compensation associated with
   stock options                             -        -        12          -          -             -          -            12
                                     ---------   ------   -------   --------     ------     ---------   --------      --------
Balance October 27, 2002             8,529,826      256    47,336    (15,530)      (288)    1,419,490     (5,894)       25,880
                                     ---------   ------   -------   --------     ------     ---------   --------      --------
Comprehensive loss:
Net loss                                     -        -         -    (15,598)         -             -          -       (15,598)
   Change in value of interest rate
   swap (net of applicable taxes)            -        -         -          -        211             -          -           211
                                                                                                                      --------
   Comprehensive loss                                                                                                  (15,387)
                                                                                                                      --------
Issuance of warrants
   pursuant to loan restructuring            -        -       159          -          -             -          -           159
Compensation associated with
   stock options                             -        -         9          -          -             -          -             9
                                     ---------   ------   -------   --------     ------     ---------   --------      --------
Balance October 26, 2003             8,529,826   $  256   $47,504   $(31,128)    $  (77)    1,419,490   $ (5,894)     $ 10,661
                                     =========   ======   =======   ========     ======     =========   ========      ========

               See note to the consolidated financial statements.

                         ALPHA TECHNOLOGIES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         For the Years Ended
                                                               ----------------------------------------
                                                               October 26,   October 27,    October 28,
                                                                   2003         2002           2001
                                                               -----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income ....................................       $(15,598)      $(11,488)     $    305
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization ......................          3,281          3,775         4,985
     Amortization of financing fees .....................            403             --            --
     Asset Impairments ..................................         13,303         15,602            --
     Gain on sale of discontinued operation .............             --             --          (277)
     Loss (gain) on sale of property and equipment ......             --          2,097           (44)
     Costs associated with debt modifications ...........             --            561           650
     Deferred stock compensation expense ................              9             12            12
     Deferred income taxes ..............................           (574)        (7,634)          102
   Net cash provided by discontinued operations .........             --             --           151
   Changes in operating assets and liabilities:
     Accounts receivable ................................          1,497          2,119         5,024
     Inventories ........................................          1,032            464         1,211
     Prepaid expenses ...................................           (163)           (37)          284
     Accounts payable ...................................            519         (1,555)       (1,682)
     Accrued compensation and related benefits ..........            (88)          (300)       (1,043)
     Other liabilities ..................................            297         (1,143)         (248)
                                                                --------       --------      --------
       Cash flows from operating activities .............          3,918          2,473         9,430
                                                                --------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and equipment and
     business ventures ..................................             --          4,490         2,310
   Purchase of property and equipment ...................           (390)          (459)       (1,288)
   Expenditures for business acquisitions ...............             --             --       (49,551)
   Decrease (increase) in other assets ..................             48            (55)         (105)
                                                                --------       --------      --------
       Cash flows from investing activities .............           (342)         3,976       (48,634)
                                                                --------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock rights offering and stock options,
     net of costs .......................................             --              7         2,019
   Payments to repurchase common stock ..................             --             --           (90)
   Payments for bank amendment fees and debt issue costs            (150)          (656)       (1,327)
   Proceeds from revolving credit lines .................             --          3,500         7,200
   Payments on revolving credit lines ...................             --         (2,500)       (5,000)
   Proceeds from long-term debt .........................             --             --        35,000
   Payments on long-term debt ...........................         (2,500)        (8,750)       (8,261)
                                                                --------       --------      --------
       Cash flows from financing activities .............         (2,650)        (8,399)       29,541
                                                                --------       --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....            926         (1,950)       (9,663)

CASH AND CASH EQUIVALENTS, beginning of year ............            751          2,701        12,364
                                                                --------       --------      --------
CASH AND CASH EQUIVALENTS, end of year ..................       $  1,677       $    751      $  2,701
                                                                ========       ========      ========
NON CASH ACTIVITY:
   Tax benefits of disqualifying dispositions ...........       $     --       $     --      $    454
   Issuance of warrants related to debt .................       $    159       $    148      $     --
   Issuance of warrants related to sale of facility .....       $     --       $    274      $     --

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Alpha and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. As more fully described in Note 3 - Discontinued Operations, the financial statements reflect the subsystems business, which was sold on November 17, 2000, as discontinued operations.

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

Allowances for doubtful accounts are provided for account receivables considered uncollectible. Reserve for sales returns are provided in the period in which the related sale is recognized. The allowance for doubtful accounts and sales returns is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer's credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales could be adversely affected

The Company does not generally provide a warranty on the goods that it sells. However, customers do have the right to return merchandise deemed defective when received. These returns generally occur at the point of delivery when the goods are subject to customer inspections. Reserves for these potential returns are provided when the related sale is recognized. Claims for defective goods have not been significant in any period presented.

The following is a roll forward of the allowances provided for doubtful accounts and sales returns (including returns related to defective goods):

                                          For the Years Ended
                                 --------------------------------------
                                 October 26,  October 27,   October 28,
                                    2003         2002         2001
                                 -----------  -----------   -----------
                                             (in thousands)

Balance at beginning of year ...    $ 245        $ 204        $ 270
Provisions recorded ............       --           96            9
Write-offs, net of recoveries ..      (13)         (55)         (75)
                                    -----        -----        -----
Balance at end of year .........    $ 232        $ 245        $ 204
                                    =====        =====        =====

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

The following is a roll forward of reserves provided for inventory:

                                            For the Years Ended
                                   --------------------------------------
                                   October 26,   October 27,  October 28,
                                      2003          2002        2001
                                   -----------   -----------  -----------
                                               (in thousands)
Balance at beginning of year ...     $ 660        $ 863        $ 329
Provisions recorded ............       447           36          906
Write-offs, net of recoveries ..      (474)        (239)        (372)
                                     -----        -----        -----
Balance at end of year .........     $ 633        $ 660        $ 863
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

For pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the fair value based method of accounting for employee awards had been applied, the Company's net income or loss and net income or loss per share would have been as follows:


                                                          For the Years Ended
                                                  ------------------------------------------
                                                  October 26,     October 27,    October 28,
                                                     2003            2002           2001
                                                  -----------     -----------    -----------
                                                    (In thousands, execept per share data)

Net loss as reported .........................      $(15,598)       $(11,488)       $   305
After-tax stock based compensation
determined using the intrinsic value method ..             9              12             12
After-tax stock based compensation
determined using the fair value method .......        (1,154)         (1,875)        (1,600)
                                                    --------        --------        -------
Pro forma net loss ...........................      $(16,743)       $(13,351)       $(1,283)
                                                    ========        ========        =======
Basic and diluted net loss per share:
As reported ..................................      $  (2.19)       $  (1.62)       $  0.04
                                                    ========        ========        =======
Pro forma ....................................      $  (2.35)       $  (1.88)       $ (0.17)
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

3. DISCONTINUED OPERATIONS

On November 17, 2000, Malco Technologies Group, Inc., a wholly-owned subsidiary of Alpha, sold substantially all of the assets and the subsystems business (the "Business") located in Colmar, Pennsylvania, to a privately owned company (the "Buyer"). The sale included Malco's accounts receivable, inventory, machinery, equipment, tools, business machines, office furniture and fixtures and certain intangibles including but not limited to customer lists, trade names and engineering designs and the agreement by Alpha and certain of their affiliates not to engage in any business, directly or indirectly, that competes with Malco for three years. Alpha received $2,200,000 in cash plus a three-year, 12% note for $300,000 and Buyer assumed certain payables and liabilities of the Business. Alpha fully reserved for the possible non-payment of the note. In 2003, the Buyer filed for bankruptcy, making it unlikely that the Company will receive any payment under the note. The sale resulted in a gain of $277,000, net of income tax expense of $70,000.

4. INVENTORIES

Inventories consisted of the following on:

                                                  October 26,     October 27,
                                                    2003            2002
                                                  -----------     -----------
                                                        (in thousands)
Raw materials and components ...............      $  2,281          $  2,598
Work in process ............................         2,910             3,219
Finished goods .............................         1,995             2,428
                                                  --------          --------
                                                     7,186             8,245
Reserves ...................................          (633)             (660)
                                                  --------          --------
                                                  $  6,553          $  7,585
                                                  ========          ========


5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on:

                                                  October 26,     October 27,
                                                    2003            2002
                                                  -----------     -----------
                                                        (in thousands)
Machinery & equipment ......................      $ 31,227          $ 30,932
Leasehold improvements .....................         1,188             1,134
                                                  --------          --------
                                                    32,415            32,066
Accumulated depreciation and amortization ..       (20,310)          (17,075)
                                                  --------          --------
                                                  $ 12,105          $ 14,991
                                                  ========          ========


6. ACCRUED COMPENSATION AND RELATED BENEFITS

Accrued compensation and related benefits consisted of the following on:

                                                  October 26,     October 27,
                                                    2003            2002
                                                  -----------     -----------
                                                        (in thousands)
Accrued compensation and related benefits ..      $    602          $    680
Other ......................................            10                20
                                                  --------          --------
                                                  $    612          $    700
                                                  ========          ========

7. DEBT AND REVOLVING CREDIT FACILITIES

Revolving Credit Facilities and Term Debt consisted of the following on:

                                                                October 26,   October 27,
                                                                   2003         2002
                                                                -----------   -----------
                                                                     (in thousands)
Variable-rate revolving credit facility,
  interest payable monthly ..................................    $  3,200     $  3,200
Variable-rate term note, interest payable monthly,
  principal is payable quarterly ............................       7,150        9,650
Portion of variable-rate term note covered by swap agreement,
  interest and principal is payable quarterly ...............      12,000       12,000
                                                                 --------     --------
                                                                   22,350       24,850
Less current portion ........................................      (1,000)      (3,000)
                                                                 --------     --------
                                                                 $ 21,350     $ 21,850
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

Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.67% on October 26, 2003) through March 31, 2004, and at LIBOR plus 4.0% from April 1, 2004 and thereafter. The revolving credit facility expires on January 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.3 million at October 26, 2003), as defined by the Amended Credit Agreement. Prior to the amendments, the Company was allowed to borrow up to $15 million. As of October 26, 2003, $3.2 million has been drawn and is outstanding on the revolving credit facility. A portion of the outstanding term loan ($12.0 million on October 26, 2003) is covered by an interest rate swap (the "hedged loan"). The hedged loan effectively accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $7.2 million on October 26, 2003, consists of a note which accrues interest at the relevant LIBOR rate plus 3.5% (4.64% at October 26, 2003). Term loans require quarterly principal payments through January 2006.

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

Future minimum principal payments on the revolving credit facilities and the term loans are as follows:


                        In thousands
                        ------------
        2004 .......     $  1,000
        2005 .......       10,400
        2006 .......       10,950
                         --------
                         $ 22,350
                         ========


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

The following table summarizes activity and outstanding options under the plans:

                                                              Weighted
                                           Shares             Average
                                       Under Options       Exercise Price
                                       -------------       --------------
Outstanding on October 29, 2000 ..       1,208,282          $   4.76
     Granted-Option Price = FMV ..         558,826              7.56
     Granted-Option Price < FMV ..          23,174              9.49
     Forfeited ...................        (109,168)             6.66
     Exercised ...................        (100,954)             2.56
                                         ---------
Outstanding on October 28, 2001 ..       1,580,160              5.83
     Granted-Option Price = FMV ..         262,500              4.08
     Forfeited ...................         (75,118)             5.92
     Exercised ...................          (3,166)             2.07
                                         ---------
Outstanding on October 27, 2002 ..       1,764,376              5.58
     Granted-Option Price = FMV ..       1,576,208              1.77
     Forfeited ...................      (1,754,376)             5.60
     Exercised ...................              --                --
                                         ---------
Outstanding on October 26, 2003 ..       1,586,208              1.77
                                         =========
Exercisable as of:
  October 28, 2001 ...............         756,335          $   4.07
  October 27, 2002 ...............       1,071,562              5.04
  October 26, 2003 ...............       1,274,055              1.78


                                  Options Outstanding                   Options Exercisable
                       ------------------------------------------    -------------------------
                                      Weighted
                                       Average                                       Weighted
     Range of          Outstanding    Remaining      Weighted        Exercisable      Average
     Exercise             As of      Contractual      Average           as of        Exercise
      Prices            10/26/03        Life       Exercise Price      10/26/03        Price
-------------------    -----------   -----------   --------------    -----------     --------
$0.00-$1.00 .......        11,000     4.4 Years       $ 0.80                  0       $   --
$1.01-$2.00 .......     1,575,208     8.7               1.78          1,274,055         1.78
                        ---------                                     ---------
                        1,586,208     8.6               1.77          1,274,055         1.78
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

                                                                             For the Years Ended
                                                                             -------------------
                                                                     October 26,   October 27,     October 28,
                                                                         2003          2002         2001
                                                                     -----------   -----------     -----------
                                                                                  (in thousands)
Income (loss) used in basic and diluted Earnings per share:
  (Loss) income from continuing operations .....................      $(15,598)       $(11,488)       $   107
  (Loss) income from discontinued operations ...................      $     --        $     --        $   (79)
  Gain on sale of discontinued operation,
    net of applicable taxes ....................................      $     --        $     --        $   277
                                                                      --------        --------        -------
  Net (loss) income available to common shareholders ...........      $(15,598)       $(11,488)       $   305
                                                                      ========        ========        =======
Shares:
    Weighted average common shares outstanding .................         7,110           7,110          7,038
  Net common shares issuable on exercise of stock options (1) ..            --              --            430
                                                                      --------        --------        -------
    Weighted average common and common equivalent
      shares outstanding .......................................         7,110           7,110          7,468
                                                                      --------        --------        -------

(1) Antidilutive

For fiscal year ended October 26, 2003 and October 27, 2002, 7,342 and 47,266 potential common shares, respectively, were excluded from the calculations above because the effect was antidilutive.

13. INCOME TAXES

The (benefit) provision for income taxes for continuing operations was as follows:

                                                          For the Years Ended
                                              ----------------------------------------
                                              October 26,   October 27,    October 28,
                                                 2003         2002           2001
                                              -----------   -----------    -----------
                                                           (In thousands)
Federal income tax ..........................   $ (826)     $ (6,561)        $ 102
State income tax ............................      (57)       (1,073)           63
                                                ------      --------         -----
Total (benefit)
provision for income
taxes .......................................   $ (883)     $ (7,634)        $ 165
                                                ======      ========         =====

The differences in the income taxes provided for the amounts determined by applying the Federal statutary rate to income before taxes of the Company are summarized as follows:

                                                            For the Years Ended
                                                 -----------------------------------------
                                                 October 26,   October 27,     October 28,
                                                    2003          2002            2001
                                                 -----------   -----------     -----------
                                                             (In thousands)
Federal income statutory rate ...............      (34.0)%       (34.0)%        34.0%
State income taxes, net of federal
  income tax benefit ........................       (5.6)         (5.6)          6.8
Change in valuation allowance ...............       34.2          --            21.1
Other .......................................       --            (0.3)         (1.2)
                                                  ------         -----          ----
Total (benefit) provision for income taxes ..       (5.4)%       (39.9)%        60.7%
                                                  ======         =====          ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities and their changes during the year end ended October 26, 2003 were as follows:

                                            October 26,    October 27,
                                               2003          2002
                                            -----------    -----------
                                                  (in thousands)
Deferred Tax Assets:
  Net operating loss caryforwards ....       $  6,383         $  4,165
  Amortizations ......................          9,625            5,149
  Tax credits ........................            436              795
  Accrued liabilities ................            152               55
  Other ..............................            605              757
                                             --------         --------
    Total gross deferred tax assets ..         17,201           10,921
  Less: valuation allowances .........         (6,143)            (500)
                                             --------         --------
  Net deferred tax asset .............         11,058           10,421
Deferred Tax Liabilities:
  Amortization and depreciation ......         (1,012)            (813)
                                             --------         --------
    Net deferred tax asset ...........       $ 10,046         $  9,608
                                             ========         ========


Cash paid for income taxes aggregated $90,000, $136,000 and $300,000 for the years ended October 26, 2003, October 27, 2002 and October 28, 2001, respectively.

The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company increased its valuation allowance to $6,143,000 from $500,000 at October 27, 2002, as management determined it would be more likely than not that the Company will not be able to realize the future tax benefit associated with the current year's write-off of goodwill and other intangible assets. In fiscal 2001, the valuation allowance decreased by $454,000.

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

                                          Total
                                      --------------
                                      (in thousands)
Fiscal year ending October:
2004 ................................   $  1,810
2005 ................................      1,487
2006 ................................      1,233
2007 ................................      1,236
2008 ................................      1,246
Thereafter ..........................      7,060
                                        --------
Minimum lease payments ..............   $ 14,072
                                        ========


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

16. BUSINESS SEGMENT INFORMATION

The Company has one operating segment, which manufactures thermal management and non-thermal fabricated products and aluminum extrusions. The Company derives substantially all of its operating revenue from the sale and support of one group of products and services with similar characteristics such as the nature of the production processes, the type and class of customers, and the methods of distribution. Substantially all of the Company's assets are located within the United States. In addition, the Company's chief decision- maker and management make decisions based on one product group.

                                                                       For the Years Ended
                                                               --------------------------------------
                                                               October 26,  October 27,   October 28,
                                                                 2003          2002          2001
                                                                -------     -----------   -----------
                                                                          (in thousands)
Net sales by geographic area:
Sales to customers within the continental United States ...     $43,818       $53,446      $65,331
Exports from the United States to unaffiliated customers ..       2,983         2,128        2,583
                                                                -------       -------      -------
   Total Sales ............................................     $46,801       $55,574      $67,914
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

                                 Lease
                              Commitment    Severance       Total
                              ----------    ---------       -----
                                          (In thousands)
Charges taken in 2001 .....     $ 565         $ 257         $ 822
Payments made .............       (33)         (188)         (221)
                                -----         -----         -----
Balance October 28, 2001 ..       532            69           601
Payments made .............      (267)          (69)         (336)
                                -----         -----         -----
Balance October 27, 2002 ..       265            --           265
Payments made .............       (75)           --           (75)
                                -----         -----         -----
Balance October 26, 2003 ..     $ 190         $  --         $ 190
                                =====         ===           =====

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

The purchase price and other terms of the sale and leaseback transaction were negotiated and approved on behalf of the Company by the Audit Committee of the Company consisting of three independent directors constituted as a special committee. The transaction was negotiated on behalf of the Purchaser-Lessor by its Managing Member, who was not affiliated with the Company.

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

20. GOODWILL AND OTHER INTANGIBLE ASSETS

An independent valuation advisory firm, Delphi Valuation Advisors, Inc., was engaged to assist the Company with its annual impairment test as of the designated test date of June 1. These tests concluded that $13.0 million and $15.6 million of the goodwill carried on the books as of June 1, 2003 and June 1, 2002, respectively, was impaired. The fair value of the Company's single reporting unit was determined by using established valuation techniques, specifically, the income, market and cost approaches. Management believes that this impairment was caused by the downturn in the economy which severely impacted the markets served by the Company's products. This impairment has been reported as a separate component of operating expenses in the Consolidated Statement of Operations. Goodwill, net of amortization, has been reduced from $28.6 million at October 28, 2001 to $13.0 million at October 27, 2002 and from $13.0 million to $0 at October 26, 2003.

The following reconciliation summarizes the impact that the adoption of SFAS No. 142 had on the Company's net (loss) income and earnings per share.

                                                        For the Years Ended
                                          ------------------------------------------------
                                          October 26,      October 27,         October 28,
                                             2003             2002                 2001
                                          -----------      -----------         -----------
                                               (In thousands, except per share data)
Net (loss) income:
Net (loss) income, as reported ......     $  (15,598)        $  (11,488)        $     305
Add: Goodwill amortization (1) ......             --                 --               765
    Goodwill impairment charge (1) ..         12,980              9,954                --
                                          ----------         ----------         ---------
  Adjusted net income (loss) ........     $   (2,618)        $   (1,534)        $   1,070
                                          ==========         ==========         =========
Basic earnings per share:
Net (loss) income, as reported ......     $    (2.19)        $    (1.62)        $    0.04
Add: Goodwill amortization (1) ......             --                 --              0.11
    Goodwill impairment charge (1) ..           1.83               1.40                --
                                          ----------         ----------         ---------
  Adjusted net income (loss) ........     $    (0.36)        $    (0.22)        $    0.15
                                          ==========         ==========         =========
Diluted earnings per share:
Net (loss) income, as reported ......     $    (2.19)        $    (1.62)        $    0.04
Add: Goodwill amortization (1) ......             --                 --              0.10
    Goodwill impairment charge (1) ..           1.83               1.40                --
                                          ----------         ----------         ---------
  Adjusted net income (loss) ........     $    (0.36)        $   (0.22)         $    0.14
                                          ==========         ==========         =========

Note (1) - Net of applicable taxes

Weighted average shares outstanding:
Basic                                          7,110              7,110             7,038
Diluted                                        7,110              7,110             7,468

The Company performs impairment analyses of its long-lived assets whenever events and circumstances indicate that they may be impaired. All long-lived assets other than goodwill are assessed for impairment by comparison of the total amount of undiscounted cash flows expected to be generated by such assets to their carrying value. In July 2003 it was determined that a an intangible asset related to a non compete agreement between the Company and a former owner of Lockhart Industies, Inc., which is now a subsidiary of Alpha Technologies Group, Inc., no longer had any value. The carrying value of this asset before the impairment write-off was $323,000. This impairment has been reported as a separate component of operating expenses in the Consolidated Statement of Operations

21. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                    First         Second          Third           Fourth           Total
                                                   Quarter        Quarter        Quarter          Quarter          Year
                                                   --------       --------       --------         --------       --------
                                                                    (in thousands, except per share data)
2003
Net sales ....................................     $ 11,421       $ 12,209       $ 11,658         $ 11,513       $ 46,801
Gross profit (net sales less cost of sales) ..        1,188          1,482          1,193            1,223          5,086
Net loss .....................................         (473)          (348)       (13,871)(a)         (906)       (15,598)
Loss per common share
  Basic and diluted:
    Net loss .................................     $  (0.07)      $  (0.05)      $  (1.95)        $  (0.12)      $  (2.19)
                                                   ========       ========       ========         ========       ========

2002
Net sales ....................................     $ 12,587       $ 13,933       $ 15,258         $ 13,796       $ 55,574
Gross profit (net sales less cost of sales) ..        1,781          2,388          2,490            1,572          8,231
Net loss .....................................         (314)          (348)        (9,833)(b)         (993)       (11,488)
Loss per common share
  Basic and diluted:
    Net loss .................................     $  (0.04)      $  (0.05)      $  (1.38)        $  (0.14)      $  (1.62)
                                                   ========       ========       ========         ========       ========


(a) Includes goodwill impairment charge of $13 million and intangible asset impairment charge of $323,000.

(b)  Includes goodwill impairment charge of $15.6 million.

                                 EXHIBIT INDEX


Exhibit No.
----------


23.1  --  Independent Auditors' Consent of Deloitte Touche LLP. (Filed Herewith)

23.2 -- Consent of Independent Public Accountants - Grant Thornton LLP. (Filed Herewith)

31.1 -- Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (Filed Herewith)

31.2 -- Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (Filed Herewith)

32.1 -- Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906, the Sarbanes-Oxley Act of 2002. (Filed Herewith)