Form 10-Q/A
period 2004-01-25
ALPHA TECHNOLOGIES GROUP INC
filed 2004-05-14
CIK 710807

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-Q/A-1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 25, 2004


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        76-0079338
---------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
             or organization)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.03 par value                    7,110,336
       ----------------------------           ----------------------------
                  Class                       Outstanding at March 1, 2004

Item 1. Condensed Consolidated Financial Statements is hereby amended to read in its entirety as follows:

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In Thousands, Except Share-Related Data)

                                                                               January 25,         October 26,
                                                                                  2004                2003
                                                                               -----------         ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $    639            $  1,677
  Accounts receivable, net                                                         6,318               5,745
  Inventories, net                                                                 6,398               6,553
  Prepaid expenses                                                                 1,533               1,364
                                                                                --------            --------
    Total current assets                                                          14,888              15,339

PROPERTY AND EQUIPMENT, net                                                       11,436              12,103

DEFERRED INCOME TAXES                                                             10,023              10,046

OTHER ASSETS, net                                                                    684                 807
                                                                                --------            --------
        TOTAL ASSETS                                                            $ 37,031            $ 38,295
                                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                       $  3,177            $  3,486
  Accrued compensation and related benefits                                          680                 612
  Other accrued expenses                                                             479                 716
  Current portion of long-term debt                                                5,750               1,000
                                                                                --------            --------
    Total current liabilities                                                     10,086               5,814

REVOLVING CREDIT FACILITY                                                             --               3,200

LONG-TERM DEBT                                                                    16,350              18,150

OTHER LONG-TERM LIABILITIES                                                          478                 470
                                                                                --------            --------
        TOTAL LIABILITIES                                                         26,914              27,634
                                                                                --------            --------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value; 180,000 shares authorized; no shares
    issued or outstanding                                                             --                  --
  Common stock, $.03 par value; 17,000,000 shares authorized; 8,529,826
    shares issued at January 25, 2004 and October 26, 2003                           256                 256
  Additional paid-in capital                                                      47,504              47,504
  Accumulated deficit                                                            (31,706)            (31,128)
  Accumulated other comprehensive loss                                               (43)                (77)
  Treasury stock, at cost; 1,419,490 common shares at January 25, 2004
    and October 26, 2003                                                          (5,894)             (5,894)
                                                                                --------            --------
        TOTAL STOCKHOLDERS' EQUITY                                                10,117              10,661
                                                                                --------            --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 37,031            $ 38,295
                                                                                ========            ========

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                        Three Months Ended
                                                     --------------------------
                                                     January 25,    January 26,
                                                        2004           2003
                                                     -----------    -----------

SALES                                                 $ 11,912       $ 11,421
COST OF SALES                                           10,627         10,233
                                                      --------       --------
  Gross profit                                           1,285          1,188
                                                      --------       --------
OPERATING EXPENSES
  Research and development                                 103             93
  Selling, general and administrative                    1,279          1,362
                                                      --------       --------
    Total operating expenses                             1,382          1,455
                                                      --------       --------
OPERATING LOSS                                             (97)          (267)
INTEREST EXPENSE                                          (483)          (522)
OTHER INCOME, net                                            2              4
                                                      --------       --------
LOSS BEFORE BENEFIT FOR INCOME TAXES                      (578)          (785)
BENEFIT FOR INCOME TAXES                                    --           (312)
                                                      --------       --------
NET LOSS                                              $   (578)      $   (473)
                                                      ========       ========

LOSS PER COMMON SHARE:
  BASIC                                               $  (0.08)      $  (0.07)
                                                      ========       ========
  DILUTED                                             $  (0.08)      $  (0.07)
                                                      ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
  BASIC                                                  7,110          7,110
  DILUTED                                                7,110          7,110

            See notes to condensed consolidated financial statements

                ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     (In Thousands, Except Per Share Data)

                                                 Three Months Ended
                                              -------------------------
                                              January 25,   January 26,
                                                  2004         2003
                                              -----------   -----------
NET LOSS                                        $(578)         $(473)

OTHER COMPREHENSIVE INCOME
 Change in value of interest rate swap (net
 of applicable taxes)                              34             41
                                                -----          -----

COMPREHENSIVE LOSS                              $(544)         $(432)
                                                =====          =====


            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                        Three Months Ended
                                                                    ---------------------------
                                                                    January 25,     January 26,
                                                                       2004            2003
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (578)        $  (473)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                        722             871
    Amortization of financing fees                                       123              91
    Deferreed stock compensation expense                                  --               3
    Deferred income taxes                                                 --            (304)
    Changes in operating assets and liabilities:
      Accounts receivable                                               (573)          1,390
      Inventories                                                        155             (45)
      Prepaid expenses                                                  (169)            (16)
      Accounts payable                                                  (309)           (175)
      Accrued compensation and related benefits                           68             (80)
      Other liabilities                                                 (172)            (39)
                                                                     -------         -------
    Cash flows from operating activities                                (733)          1,223

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (55)           (119)
  (Decrease) increase in other assets                                     --              --
                                                                     -------         -------
    Cash flows from investing activities                                 (55)           (119)
                                                                     -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                            (250)           (750)
                                                                     -------         -------
    Cash flows from financing activities                                (250)           (750)
                                                                     -------         -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,038)            354
CASH AND CASH EQUIVALENTS, beginning of period                         1,677             751
                                                                     -------         -------
CASH AND CASH EQUIVALENTS, end of period                             $   639         $ 1,105
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

                                                         Three Months Ended
                                                    ---------------------------
                                                    January 25,     January 26,
                                                       2004            2003
                                                    -----------     -----------
Net loss as reported                                 $  (578)         $ (473)
After tax stock based compensation determined
 using the intrinsic value method                         --               2
After tax stock based compensation determined
 using the fair value method                            (601)           (288)
                                                     -------          ------
Pro forma net loss                                   $(1,179)         $ (759)
                                                     =======          ======

Basic and diluted net loss per share:
As reported                                          $ (0.08)         $(0.07)
                                                     =======          ======
Pro forma                                            $ (0.17)         $(0.11)
                                                     =======          ======


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

2. INVENTORIES

Inventories consisted of the following on:          January 25,      October 26,
                                                       2004             2003
                                                    -----------      -----------
                                                            (In thousands)
Raw materials and components                          $2,040           $2,281
Work in process                                        2,522            2,910
Finished goods                                         2,349            1,995
                                                      ------           ------
                                                       6,911            7,186
Valuation allowance                                     (513)            (633)
                                                      ------           ------
                                                      $6,398           $6,553
                                                      ======           ======

3. DEBT AND REVOLVING CREDIT FACILITIES

Revolving Credit and Term Debt Facilities
 consisted of the following on                      January 25,      October 26,
                                                       2004             2003
                                                    -----------      -----------
                                                            (In thousands)
Variable-rate revolving credit facility, interest
 payable monthly,                                     $ 3,200          $ 3,200

Variable-rate term notes, interest is payable
 monthly, principal is payable quarterly                6,900            7,150

Portion of variable-rate term note covered by swap
 agreement, interest and principal is payable
 quarterly                                             12,000           12,000
                                                      -------          -------
                                                       22,100           22,350
Less current portion                                   (5,750)          (1,000)
                                                      -------          -------
                                                      $16,350          $21,350
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

         Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.62% on January 25, 2004) through March 31, 2004, and at LIBOR plus 4.0% from April 1, 2004 and thereafter. The revolving credit facility expires on January 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.6 million at January 25, 2004), as defined by the Amended Credit Agreement. Prior to the amendments, the Company was allowed to borrow up $15 million. As of January 25, 2004, $3.2 million has been drawn and is outstanding on the revolving credit facility. A portion of the outstanding term loan ($12.0 million on January 25, 2004) is covered by an interest rate swap (the "hedged loan"). The hedged loan effectively accrues interest at a fixed rate of 8.47%. The balance of the term loan not covered by the swap, $6.9 million on January 25, 2004, consists of a note which accrues interest at the relevant LIBOR rate plus 3.5% (4.66% at January 25, 2004). Term loans require quarterly principal payments through January 2006.

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

         Future minimum principal payments on the revolving credit facilities and the term loans are as follows:


                                                  In thousands
                                                  ------------
2004 (balance of fiscal year)................        $   750
2005 ........................................         10,400
2006 ........................................         10,950
                                                     -------
                                                     $22,100
                                                     =======


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





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations is hereby amended to read in its entirety as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private

Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about the Company's business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including the following: changes in demand for the Company's products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing, excess or shortage of production capacity, compliance with covenants in the Company's loan documents, ability to meet principal payments under those loan documents and other risks discussed from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances which may take place after the date of this report.

OVERVIEW

The Company's results of operations over the past two years have been adversely affected by the severe downturn in the markets our products serve, principally telecommunications, personal computers and networking equipment. However, sales increased to $11.9 million for the first fiscal quarter of 2004 from $11.4 million in the first fiscal quarter of 2003. We attribute the improvement to slightly increased demand.

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

RESULTS OF OPERATIONS

First Quarter 2004 Versus First Quarter 2003 Comparison

         Net Loss. A net loss of $578,000 was reported in the first quarter of fiscal 2004 compared with a net loss of $473,000 in the first quarter of fiscal 2003. Loss before benefit for income taxes was $578,000 in fiscal 2004 compared to a loss before benefit for income taxes of $785,000 in fiscal 2003. The decrease in loss before income taxes in fiscal 2004 is the result of increases in sales and gross margin along with decreases in operating expenses and interest expense.

         Sales. The Company's sales increased by $491,000 to $11.9 million for first quarter of fiscal year 2004 compared to $11.4 million for the first quarter of 2003. The increase is due to a slight improvement in the industries that the Company serves, as well as, sales aggregating $472,000 to five customers who previously purchased similar products from two of our competitors.

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

         Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 3.5% (4.62% on January 25, 2004) through March 31, 2004, and at LIBOR plus 4.0% from April 1, 2004 and thereafter. The revolving credit facility expires in January 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($3.6 million at January 25, 2004), as defined by the Amended Credit Agreement. As of January 25, 2004, $3.2 million has been drawn and is outstanding on the revolving credit facility.

         The Amended Credit Agreement contains the following financial and other covenants with which the Company must comply:

                        MAXIMUM            MINIMUM
     QUARTER           FINANCIAL         FIXED CHARGE       MINIMUM INTEREST       MINIMUM
      ENDING       LEVERAGE RATIO(a)   COVERAGE RATIO(b)    COVERAGE RATIO(c)     EBITDA(d)
     -------       -----------------   -----------------    -----------------    ----------

January 25, 2004         11.0:1             0.60:1               1.00:1          $  520,000
April 25, 2004           11.0:1             0.70:1               1.20:1           1,220,000
July 25, 2004            10.3:1             0.70:1               1.20:1           1,730,000
October 31, 2004          8.1:1             0.85:1               1.50:1           2,620,000
Thereafter               1.75:1             0.85:1                   --                  --

(a) The maximum financial leverage ratio is calculated by dividing funded debt by EBITDA.
(b) The fixed charge coverage ratio is calculated by dividing EBITDA minus Capital Expenditures by fixed charges.
(c) The interest coverage ratio is calculated by dividing EBITDA by interest expense.
(d) Compliance with the Minimum EBITDA covenant is measured on a cumulative basis for the fiscal year.

In addition, capital spending is limited to $300,000 for fiscal year 2004, $1.0 million for fiscal year 2005, and $1.0 million each year thereafter. The Amended Credit Agreement does not permit the Company, or its subsidiaries, to declare or pay dividends.

The following table presents the Company's compliance with covenants at January 25, 2004:

              COVENANT                    ACTUAL           REQUIRED
              --------                   --------          --------

Maximum Financial Leverage Ratio           9.97:1            11.0:1
Minimum Fixed Charge Coverage Ratio        0.86:1            0.60:1
Minimum Interest Coverage Ratio            1.30:1            1.00:1
Minimum EBITDA                           $627,000          $520,000

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

Cash Flow Information

         On January 25, 2004, the Company had cash of $639,000 compared to $1,677,000 on October 26, 2003. For the first three months of fiscal 2004, $733,000 was used in operating activities and $250,000 was used in financing activities to pay down long-term debt. For the first three months of fiscal 2003, $1.2 million was provided by operating activities and $750,000 was used in financing activities to pay down long-term debt. The $2.0 million decrease in cash provided from operating activities was due primarily to larger increases in accounts receivable and prepaid expenses along with larger decreases in accounts payable and other liabilities during the first three months of fiscal 2004 compared to the same period last year. Capital equipment purchases for the first three months of fiscal 2004 was $55,000 compared to $119,000 in the first three months of Fiscal 2003.

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

         The Company believes that its available cash, anticipated cash flows from operations and borrowings under the revolving credit facility will be sufficient to fund at operations at current levels over the next twelve months. Demand for our products increased in the first quarter of 2004. While the limit on borrowing under our revolving credit agreement may limit our ability to finance our working capital needs as demand for our products increases, we believe that we will have enough availability to finance those needs at quarterly sales of between $15 - $16 million which represents an annualized rate of revenues 25% higher than the our revenues for fiscal 2003.

         We are currently in compliance with all financial covenants contained in the Credit Agreement, as amended, and believe we will continue to be in compliance for the balance of 2004. However, we will need to achieve quarterly sales in fiscal 2005 and 2006 of approximately $19 million, a level which we do not currently believe to be realistically achievable, in order to meet principal payment obligations in fiscal 2005 and 2006 or we will need to renegotiate for an extension of the payment schedule and covenants. We intend to negotiate with our lender to extend the Loan and revise the principal repayment schedule. In the event we cannot negotiate an extension, we would be required to obtain alternative financing. If the Lenders demand repayment and we cannot obtain alternative financing, we may be required to file for bankruptcy protection.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Alpha Technologies Group, Inc.
                                ------------------------------------------------
                                (Registrant)



Date: May 14, 2004              By: /s/ Lawrence Butler
                                    --------------------------------------------
                                    Lawrence Butler
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 14, 2004              By: /s/ James J. Polakiewicz
                                    --------------------------------------------
                                    James J. Polakiewicz
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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