Form 10-Q
period 2004-04-25
ALPHA TECHNOLOGIES GROUP INC
filed 2004-06-14
CIK 710807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 25, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
              -----------------------------------------------------
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

                                  310-566-4005
                                  -------------
              (Registrant's telephone number, including area code)

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
Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.03 par value                      7,110,336
        ----------------------------                      ---------
                   Class                          Outstanding at June 9, 2004

                         ALPHA TECHNOLOGIES GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                        Page No.
Part I. Financial Information

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                        April 25, 2004 and October 26, 2003                                                 3

                 Condensed Consolidated Statements of Operations
                        Three Months and Six Months Ended April 25, 2004 and April 27, 2003                 4

                 Condensed Consolidated Statements of Comprehensive Loss
                        Three Months and Six Months Ended April 25, 2004 and April 27, 2003                 5

                 Condensed Consolidated Statements of Cash Flow
                        Three Months and Six Months Ended April 25, 2004 and April 27, 2003                 6

                 Notes to Condensed Consolidated Financial Statements                                       7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                         12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                                18

         Item 4. Controls and Procedures                                                                   18

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders                                       19

         Item 6. Exhibits and Reports on Form 8-K                                                          20

Signatures                                                                                                 21

Certifications                                                                                             22

                         ALPHA TECHNOLOGIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share-Related Data)

                                                                              April 25,   October 26
                                                                                2004         2003
                                                                             ----------   ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                               $      645   $    1,677
     Accounts receivable, net                                                     7,601        5,745
     Inventories, net                                                             7,141        6,553
     Prepaid expenses                                                             1,259        1,364
                                                                             ----------   ----------
          Total current assets                                                   16,646       15,339

PROPERTY AND EQUIPMENT, net                                                      10,811       12,103

DEFERRED INCOME TAXES                                                             9,995       10,046

OTHER ASSETS, net                                                                   558          807
                                                                             ----------   ----------
                           TOTAL ASSETS                                      $   38,010   $   38,295
                                                                             ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $    3,722   $    3,486
     Accrued compensation and related benefits                                      676          612
     Other accrued expenses                                                         496          716
     Current portion of long-term debt                                            8,200        1,000
                                                                             ----------   ----------
          Total current liabilities                                              13,094        5,814

REVOLVING CREDIT FACILITY                                                             -        3,200

LONG-TERM DEBT, Net of current portion                                           14,550       18,150

OTHER LONG-TERM LIABILITIES                                                         455          470
                                                                             ----------   ----------
                           TOTAL LIABILITIES                                     28,099       27,634
                                                                             ----------   ----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; 180,000 shares authorized; no shares
          issued or outstanding                                                       -            -
     Common stock, $.03 par value; 17,000,000 shares authorized; 8,529,826
          shares issued at April 25,  2004 and October 26, 2003.                    256          256
     Additional paid-in capital                                                  47,504       47,504
     Accumulated deficit                                                        (31,955)     (31,128)
     Accumulated other comprehensive (loss)                                           -          (77)
     Treasury stock, at cost (1,419,490 common shares at April 25, 2004
          and October 26, 2003)                                                  (5,894)      (5,894)
                                                                             ----------   ----------
                           TOTAL STOCKHOLDERS' EQUITY                             9,911       10,661
                                                                             ----------   ----------
                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   38,010   $   38,295
                                                                             ==========   ==========

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                  Three Months Ended         Six Months Ended
                                                               -----------------------   -----------------------
                                                                April 25,    April 27,    April 25,    April 27,
                                                                  2004         2003         2004         2003
                                                               ----------   ----------   ----------   ----------
SALES                                                          $   14,523   $   12,209   $   26,435   $   23,630
COST OF SALES                                                      12,628       10,727       23,255       20,960
                                                               ----------   ----------   ----------   ----------
     Gross profit                                                   1,895        1,482        3,180        2,670
                                                               ----------   ----------   ----------   ----------

OPERATING EXPENSES
     Research and development                                         123          102          226          195
     Selling, general and administrative                            1,568        1,455        2,847        2,817
                                                               ----------   ----------   ----------   ----------
          Total operating expenses                                  1,691        1,557        3,073        3,012
                                                               ----------   ----------   ----------   ----------

OPERATING (LOSS) INCOME                                               204          (75)         107         (342)

INTEREST EXPENSE                                                     (454)        (509)        (937)      (1,031)

OTHER INCOME, net                                                       1            1            3            5
                                                               ----------   ----------   ----------   ----------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                 (249)        (583)        (827)      (1,368)

BENEFIT  FOR INCOME TAXES                                               -         (235)           -         (547)
                                                               ----------   ----------   ----------   ----------
NET LOSS                                                       $     (249)  $     (348)  $     (827)  $     (821)
                                                               ==========   ==========   ==========   ==========
LOSS PER COMMON SHARE:
     BASIC                                                     $    (0.04)  $    (0.05)  $    (0.12)  $    (0.12)
                                                               ==========   ==========   ==========   ==========
     DILUTED                                                   $    (0.04)  $    (0.05)  $    (0.12)  $    (0.12)
                                                               ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
     BASIC                                                          7,110        7,110        7,110        7,110
     DILUTED                                                        7,110        7,110        7,110        7,110

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      (In Thousands, Except Per Share Data)

                                                                              Three Months Ended         Six Months Ended
                                                                            -----------------------   -----------------------
                                                                            April 25,     April 27,    April 25,    April 27,
                                                                               2004         2003         2004         2003
                                                                            ----------   ----------   ----------   ----------

NET LOSS                                                                    $     (249)  $     (348)  $     (827)  $     (821)

OTHER COMPREHENSIVE INCOME
  Change in value of interest rate swap (net of applicable taxes)                   43           46           77           87
                                                                            ----------   ----------   ----------   ----------
COMPREHENSIVE LOSS                                                          $     (206)  $     (302)  $     (750)  $     (734)
                                                                            ==========   ==========   ==========   ==========

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                      Six Months Ended
                                                                                  -----------------------
                                                                                   April 25,    April 27,
                                                                                     2004         2003
                                                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $     (827)  $     (821)
     Adjustments to reconcile net loss to cash flows from operating activities:
          Depreciation and amortization                                                1,430        1,697
          Amortization of financing fees                                                 125          180
          Stock compensation                                                               -            4
          Deferred income taxes                                                            -         (547)
          Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                                (1,856)         920
            (Increase) decrease in inventories                                          (588)         758
            Decrease in prepaid expenses                                                  99           70
            Increase (decrease) in accounts payable                                      241         (106)
            Increase (decrease) in accrued compensation and related benefits              64         (127)
            (Decrease) increase in other liabilities                                    (232)          13

                                                                                  ----------   ----------
          Cash flows from operating activities                                        (1,544)       2,041

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (138)        (189)
     (Decrease) increase in other assets                                                 250          (27)
                                                                                  ----------   ----------
          Cash flows from investing activities                                           112         (216)
                                                                                  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving credit lines                                                900            -
     Payments on long-term debt                                                         (500)      (1,500)
                                                                                  ----------   ----------
          Cash flows from financing activities                                           400       (1,500)

                                                                                  ----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (1,032)         325

CASH AND CASH EQUIVALENTS, beginning of period                                         1,677          751
                                                                                  ----------   ----------
CASH AND CASH EQUIVALENTS, end of period                                          $      645   $    1,076
                                                                                  ==========   ==========

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

Accounting Periods

      The Company follows a 4-5-4 week quarterly accounting period cycle wherein each quarter consists of two four week months and one five week month. The last day of the fiscal year is always the last Sunday in October. For fiscal year 2004, this will result in a 4-5-5 week accounting period for the fourth fiscal quarter and a 53 week fiscal year ending October 31, 2004.

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Alpha Technologies Group, Inc. include the accounts of Alpha and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the Company's condensed consolidated financial statements, have been included. The results for the six months ended April 25, 2004 are not necessarily indicative of results for the full year ending October 31, 2004. The reader is encouraged to read our annual financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 26, 2003.

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

Revenue Recognition and Allowances for Sales Returns, Doubtful Accounts and Warranties

      The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) products and services have been shipped to the ultimate customers, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. The Company's shipping terms are FOB shipping point.

      Allowances for doubtful accounts are provided for account receivables considered uncollectible. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our previous experience, our estimates of the recoverability of the amounts due us and our sales could be adversely affected. Historically, losses in the aggregate have not exceeded management's expectations.

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

      The Company does not generally provide a warranty on the goods that it sells. However, customers do have the right to return merchandise deemed defective when received. These returns generally occur at the point of delivery when the goods are subject to customer inspections. Reserves for these potential returns are provided when the related sale is recognized. While we believe that our reserves for returns of defective goods is adequate and that the judgment applied is appropriate, if the historical data used to calculate these estimates do not properly reflect future returns, additional provision for returns of defective goods may be required, and revenues in that period could be adversely affected. Claims for defective goods have not been significant in any period presented.

Risk Management and Hedging Activity

      The Company's risk management strategies included the use of an interest rate swap to hedge against the impact on cash flows of changes in interest rates. The interest rate swap was designated as a cash flow hedge of specific variable rate debt and was carried on the balance sheets at fair value. The interest rate swap expired on March 31, 2004, and the Company was not required by the Lenders to renew the swap agreement. No other derivative instruments are held.

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

Stock Option Plans

      The Company applies the intrinsic value method of accounting for stock based compensation granted to employees and expects to continue to do so, unless required to change by accounting principles generally accepted in the United States. The table below discloses the effect on stock based compensation had such compensation been measured using the fair value method. The Company has computed the pro forma disclosures below using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the options issued in 2004: risk free interest rate of 3.58%, expected volatility of 89% and an estimated life of the options of seven years. The following assumptions were used to estimate the fair value of the options issued in 2003: risk free interest rate of 4%, volatility of 104% and an expected life of seven years.

                                          Three Months Ended         Six Months Ended
                                         April 25,    April 27,    April 25,   April 27,
                                           2004         2003         2004         2003
Net loss as reported                    $     (249)  $     (348)  $     (827)  $     (821)
After tax stock based compensation
under fair value method                       (668)        (277)      (1,269)        (554)
                                        ----------   ----------   ----------   ----------
Pro forma net loss                      $     (917)  $     (625)  $   (2,096)  $   (1,375)
                                        ==========   ==========   ==========   ==========
Basic and diluted net loss per share:
As reported                             $    (0.04)  $    (0.05)  $    (0.12)  $    (0.12)
                                        ==========   ==========   ==========   ==========
Pro forma                               $    (0.13)  $    (0.09)  $    (0.29)  $    (0.19)
                                        ==========   ==========   ==========   ==========

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

2. INVENTORIES

Inventories consisted of the following on:

                                                      April 25,   October 26,
                                                        2004         2003
                                                     ------------------------
                                                           (In thousands)
Raw materials and components                         $    2,192   $     2,281
Work in process                                           3,105         2,910
Finished goods                                            2,238         1,995
                                                     ----------   -----------
                                                          7,535         7,186
Valuation allowance                                        (394)         (633)
                                                     ----------   -----------
                                                     $    7,141   $     6,553
                                                     ==========   ===========

3. DEBT AND REVOLVING CREDIT FACILITIES

Term Debt and Revolving Credit Facilities consisted of the following on

                                                                                 April 25,      October 26,
                                                                                   2004            2003
                                                                                 --------------------------
                                                                                       (In thousands)
 Variable-rate revolving credit facility, interest payable monthly,
    principal is repaid and re-borrowed based on cash requirements               $   4,100     $      3,200

 Variable-rate term notes, interest is payable monthly,
    principal is payable quarterly ..........................................       18,650            7,150

 Variable-rate term note under swap agreement, interest and
    principal is payable quarterly ..........................................            -           12,000
                                                                                 ---------     ------------
                                                                                    22,750           22,350
Less current portion.........................................................       (8,200)          (1,000)
                                                                                 ---------     ------------
                                                                                 $  14,550     $     21,350
                                                                                 =========     ============

      On January 9, 2001, the Company and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with several banks and other financial institutions ("the Lenders"). The Credit Agreement consists of a revolving credit facility which expires in January 2005 and a term loan which matures in January 2006. Borrowings under the Credit Agreement are secured by a first lien on and the assignment of all of the Company's assets. Under the Credit Agreement, the Company must meet certain covenants. The Credit Amendment was last amended on September 5, 2003 (the "Amended Credit Agreement") to revise the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of the fiscal year 2003 and fiscal year 2004 to levels that management believes the Company will be able to achieve. The Lenders waived the events of non-compliance with certain covenants at July 27, 2003. In addition, the September 5, 2003 amendment added new Minimum EBITDA and Interest Coverage covenants for the remainder of fiscal year 2003 and fiscal year 2004, revised the allowable amounts to be spent on capital expenditures for fiscal years 2003 and 2004 and eliminated the Minimum Net Worth requirement. The margin over the applicable base rate is determined by the Company using a sliding scale to the Company's leverage ratio. Beginning April 1, 2004, the margin is at the maximum level allowed per the Amended Credit Agreement, a 0.5% increase over the margin applicable in the first quarter of fiscal 2004. Lastly, the September 5, 2003 amendment reduced the principal payments from $750,000 to $250,000 per quarter for the remainder of fiscal year 2003 and from $1,500,000 to $250,000 per quarter fiscal year 2004. The maturity date of the revolver was extended from June 2004 to January 2005. The term debt continues to mature on January 2006 at which time a final balloon payment of $10,950,000 will be due.

      Under the Amended Credit Agreement, the revolving credit facility accrued interest on outstanding borrowings at LIBOR plus 3.5% (4.60% on March 31, 2004) through March 31, 2004, and accrues interest at LIBOR plus 4.0% (5.10% on April 25, 2004) from April 1, 2004 and thereafter. The revolving credit facility expires on January 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.4 million at April 25, 2004), as defined by the Amended Credit Agreement. Prior to the amendments, the Company was allowed to borrow up $15 million. As of April 25, 2004, $4.1 million has been drawn and is outstanding on the revolving credit facility. The term loan consists of a note which accrues interest at the relevant LIBOR rate plus 4.0% (5.11% at April 25, 2004). The term loan requires quarterly principal payments through January 2006.

      The Company, as required by the Amended Credit Agreement, utilized an interest rate swap (the "swap") to hedge against its interest rate risk. The swap was designated as a cash flow hedge and was carried on the balance sheet at fair value. The effect of the swap was to convert the interest rate on the hedged loan ($12.0 million at March 31, 2004) from a variable rate as described above to a fixed rate of 8.47%. The swap matured on March 31, 2004, and the Company was not required by the Lender to renew the swap agreement. The carrying value and fair value of the swap was a liability of $129,000 at October 26, 2003.

      Future minimum principal payments on the revolving credit facilities and the term loans are as follows:

                                                                             In thousands
                                                                             ------------
2004 (balance of fiscal year)...........................................     $        500
2005 ...................................................................           11,300
2006 ...................................................................           10,950
                                                                             ------------
                                                                             $     22,750
                                                                             ============

4. SEGMENT RELATED INFORMATION

      The Company has one operating segment, thermal management products. We derive substantially all of our operating revenue from the sale and support of one group of products and services with similar characteristics such as the nature of the production processes, the type and class of customers, and the methods of distribution. Substantially all of our assets are located within the United States. In addition, the Company's chief decision-maker and management make decisions based on one product group. Net sales to one customer totaled approximately 8.4% and 11.6% of consolidated revenues for the fiscal quarters ended April 25, 2004 and April 27, 2003, respectively.

5. NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per common share is computed by dividing income
(loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each quarter year. Diluted earnings per common share are calculated to give effect to stock options and warrants outstanding during the period when such items are dilutive to basic earnings per share. Stock options and warrants to purchase 2,349,433 and 26,000 shares of common stock were outstanding at April 27, 2004 and at April 28, 2003, respectively, and were not included in the computation as their effect was antidilutive.

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

OVERVIEW

The Company's results of operations during the prior two fiscal years were adversely affected by the severe downturn in the markets our products serve, principally telecommunications, personal computers and networking equipment. However, sales increased to $14.5 million for the second fiscal quarter of 2004 from $12.2 million in the second fiscal quarter of 2003. We attribute the improvement to increased demand in the markets that we serve.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

REVENUE RECOGNITION

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is persuasive evidence that an arrangement exists; 2) shipment has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met, which is considered to have occurred upon shipment of the finished product.

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

RESULTS OF OPERATIONS

Second Quarter 2004 Versus Second Quarter 2003 Comparison

                                                QUARTER      QUARTER
                                                 ENDED        ENDED          %
                                               APRIL 25,    APRIL 27,     INCREASE
                                                 2004         2003       (DECREASE)
                                               --------     ---------    ----------
Sales                                           $14,523      $12,209        19.0%

Gross Profit                                    $ 1,895      $ 1,482        27.9%

Gross Profit as a % of Sales                       13.0%        12.1%        7.4%

Research and Development                        $   123      $   102        20.6%

Selling, General and Administrative             $ 1,568      $ 1,455         7.8%

SG&A as a % of Sales                               10.8%        11.9%       (9.2%)

Interest Expense                                $   454      $   509       (10.8%)

Loss Before Benefit for Income Taxes           ($   249)    ($   583)      (57.3%)

Benefit for Income Taxes                              -     ($   235)          -

Net Loss                                       ($   249)    ($   348)      (28.5%)

      Net Loss. A net loss of $249,000 was reported in the second quarter of fiscal 2004 compared with a net loss of $348,000 in the second quarter of fiscal 2003. Loss before benefit for income taxes was $249,000 in fiscal 2004 compared to a loss before benefit for income taxes of $583,000 in fiscal 2003. The decrease in loss before income taxes in fiscal 2004 is the result of increases in sales and gross margin, along with a decrease in interest expense. Gross margin increased primarily due to increased revenues over relatively stable fixed costs.

      Sales. The Company's sales increased by $2.3 million (19%) to $14.5 million for second quarter of fiscal year 2004 compared to $12.2 million for the second quarter of 2003. The increase is due to an improvement in the industries that the Company serves and sales aggregating $1.7 million to several customers who previously purchased similar products from other competitors. In the second quarter of fiscal 2004, sales of aluminum extrusions increased 44.0% over the second quarter of fiscal 2003.

      Gross Profit. The Company's gross profit margin for the second quarter of fiscal year 2004 was 13.0% of revenue compared to 12.1% of revenue for second quarter of fiscal year 2003. Gross profit increased primarily as a result of revenues increasing while indirect factory employees and fixed costs such as depreciation, lease expense and insurance remained relatively unchanged.

      Research and Development. Research and development expenses for the second quarter of fiscal year 2004 were $123,000 compared to $102,000 for the same period last year. This increase was a result of increased salaries within our engineering department.

      Selling, General and Administrative. Selling, general and administrative expenses totaled $1.6 million or 10.8% of sales for the second quarter of fiscal 2004 compared to $1.5 million or 11.9% of sales reported for the second quarter of fiscal 2003. Selling, general and administrative expenses as a percentage of sales decreased 9.2%. This decrease was the result of increased sales at a level not requiring the Company to add significant sales, general, or administrative expenses.

      Interest Expense. Interest expense was $454,000 for the second quarter of fiscal 2004 compared to $509,000 for the second quarter of fiscal 2003. This decrease was due to lower average outstanding borrowings and the expiration of the Swap agreement which carried a higher interest rate.

      Benefit for Income Taxes. Benefit for income taxes was $0 for the second quarter of fiscal 2004 compared to $235,000 for the second quarter of fiscal 2003. The effective income tax rate for the second quarter of fiscal 2004 was 0% compared to 40.3% for the first quarter of fiscal 2003. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company did not record a benefit for income taxes for the second quarter of fiscal 2004 because management determined that, due to the Company's recent losses, it was more likely than not that we would not have sufficient earnings in the foreseeable future to fully utilize the Company's available net operating loss carry-forward. To the extent that the Company does not return to profitability in the near future, additional valuation allowances may be required against tax assets generated in future periods or against currently recognized tax assets.

Six Months 2004 Versus Six Months 2003 Comparison

                                                               SIX MONTHS          SIX MONTHS
                                                                  ENDED               ENDED                %
                                                                APRIL 25,           APRIL 27,           INCREASE
                                                                  2004                2003             (DECREASE)
                                                               ----------          ----------          ----------
Sales                                                           $26,435             $ 23,630              11.9%

Gross Profit                                                    $ 3,180             $  2,670              19.1%

Gross Profit as a % of Sales                                       12.0%                11.3%              6.2%

Research and Development                                        $   226             $    195              15.9%

Selling, General and Administrative                             $ 2,847             $  2,817               1.1%

SG&A as a % of Sales                                               10.8%                11.9%             (9.2%)

Interest Expense                                                $   937             $  1,031              (9.1%)

Loss Before Benefit for Income Taxes                           ($   827)           ($  1,368)            (39.6%)

Benefit for Income Taxes                                              -            ($    547)                -

Net Loss                                                       ($   827)           ($    821)              0.7%

      Net Loss. A net loss of $827,000 was reported for the first six of fiscal 2004 compared with a net loss of $821,000 in the first six months of fiscal 2003. Loss before benefit for income taxes was $827,000 in fiscal 2004 compared to a loss before benefit for income taxes of $1,368,000 in fiscal 2003. The decrease in loss before income taxes in fiscal 2004 is the result of increases in sales and gross margin, along with a decrease in interest expense. Gross margin increased primarily due to increased revenues over relatively stable fixed costs.

      Sales. The Company's sales increased by $2.8 million (11.9%) to $26.4 million for first six months of fiscal year 2004 compared to $23.6 million for the first six months of 2003. The increase is due to an improvement in the industries that the Company serves and sales aggregating $2.2 million to several customers who previously purchased similar products from other competitors.

      Gross Profit. The Company's gross profit margin for the fist six months of fiscal year 2004 was 12.0% of revenue compared to 11.3% of revenue for the first six months of fiscal year 2003. Gross profit increased primarily as a result of revenues increasing while indirect factory employees and fixed costs such as depreciation, lease expense and insurance remained relatively unchanged.

      Research and Development. Research and development expenses for the first six months of fiscal year 2004 were $226,000 compared to $195,000 for the first six months of 2003. This increase was a result of increased salaries within our engineering department.

      Selling, General and Administrative. Selling, general and administrative expenses totaled $2.8 million or 10.8% of sales for the first six months of fiscal 2004 compared to $2.8 million or 11.9% of sales reported for the first six months of fiscal 2003. Selling, general and administrative expenses as a percentage of sales decreased 9.2%. This decrease was the result of increased sales at a level not requiring the Company to add significant sales, general, or administrative expenses.

      Interest Expense. Interest expense was $937,000 for the first six months of fiscal 2004 compared to $1,031,000 for the first six months of fiscal 2003. This decrease was due to lower interest rates and lower average outstanding borrowings and the expiration of the Swap agreement which carried a higher interest rate.

      Benefit for Income Taxes. Benefit for income taxes was $0 for the first six months of fiscal 2004 compared to $547,000 for the first six months of fiscal 2003. The effective income tax rate for the first six months of fiscal 2004 was 0% compared to 40.3% for the first six months of fiscal 2003. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company did not record a benefit for income taxes for the first six months of fiscal 2004 because management determined that, due to the Company's recent losses, it was more likely than not that we would not have sufficient earnings in the foreseeable future to fully utilize the Company's available net operating loss carry-forward. To the extent that the Company does not return to profitability in the near future, additional valuation allowances may be required against tax assets generated in future periods or against currently recognized tax assets.

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

      On September 5, 2003, the Company and its Lenders entered into a Seventh Amendment to the Credit Agreement (the "Amended Credit Agreement") which revised the Maximum Leverage Ratio and Fixed Charge Coverage Ratio for the balance of fiscal year 2003 and fiscal year 2004 to levels that management believes the Company will be able to achieve. The Lenders waived the non-compliance with the Maximum Leverage Ratio and Fixed Charge Coverage Ratio covenants at July 27, 2003, added new Minimum EBITDA and Interest Coverage covenants for the remainder of fiscal year 2003 and fiscal year 2004, revised the allowable amounts to be spent on capital expenditures for fiscal years 2003 and 2004 and eliminated the Minimum Net Worth requirement. The margin over the applicable base rate is determined by the Company using a sliding scale to the Company's leverage ratio. Beginning April 1, 2004, the margin is at 4.0%, the maximum level allowed per the Amended Credit Agreement. Lastly, the September 5, 2003 amendment reduced the principal payments from $750,000 to $250,000 per quarter for the remainder of fiscal year 2003 and from $1,500,000 to $250,000 per quarter for fiscal year 2004. The maturity date of the revolver was extended from June 2004 to January 2005. The term debt continues to mature on January 2006 at which time a final balloon payment of $10,950,000 will be due.

      Under the Amended Credit Agreement, the revolving credit facility accrued interest on outstanding borrowings at LIBOR plus 3.5% (4.6% on March 31, 2004) through March 31, 2004, and accrues interest at LIBOR plus 4.0% (5.10% on April 25, 2004) from April 1, 2004 and thereafter. The revolving credit facility expires in January 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable, as defined by the Amended Credit Agreement. As of April 25, 2004, $4.1 million has been drawn and is outstanding on the revolving credit facility, and approximately $300,000 was available. As sales increase, accounts receivable should increase, thereby creating additional availability.

      The Amended Credit Agreement contains the following financial and other covenants with which the Company must comply:

                         MAXIMUM          MINIMUM
     QUARTER            FINANCIAL       FIXED CHARGE      MINIMUM INTEREST        MINIMUM
     ENDING          LEVERAGE RATIO   COVERAGE RATIO       COVERAGE RATIO        EBITDA (d)
     -------         --------------   --------------      ----------------      ------------
                           (a)              (b)                 (c)
January 25, 2004         11.0:1            0.60:1               1.00:1           $  520,000
April 25, 2004           11.0:1            0.70:1               1.20:1            1,220,000
July 25, 2004            10.3:1            0.70:1               1.20:1            1,730,000
October 31, 2004          8.1:1            0.85:1               1.50:1            2,620,000
Thereafter               1.75:1            0.85:1                    -                    -

(a) The maximum financial leverage ratio is calculated by dividing funded debt by a rolling 12-month EBITDA.

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

The following table presents the Company's compliance with financial covenants at April 25, 2004:

              COVENANT                        ACTUAL          REQUIRED
-----------------------------------        -----------      ------------
Maximum Financial Leverage Ratio           9.45:1            11.0:1
Minimum Fixed Charge Coverage Ratio        1.36:1            0.70:1
Minimum Interest Coverage Ratio            2.10:1            1.20:1
Minimum EBITDA                             $1,582,000        $1,220,000
Maximum Annual Capital Expenditures        $  138,000        $  300,000

The Company was in compliance with all financial covenants under the Amended Credit Agreements.

      The term loan consists of a note which accrues interest at the relevant LIBOR rate plus 4.0% (5.11% at April 25, 2004).

Cash Flow Information

      On April 25, 2004, the Company had cash of $645,000 compared to $1,677,000 on October 26, 2003. For the first six months of fiscal 2004, $1.5 million was used in operating activities and $400,000 was provided by financing activities through draws on the Company's revolving debt facility. For the first six months of fiscal 2003, $2.0 million was provided by operating activities and $1.5 million was used in financing activities to pay down long-term debt. The difference in the cash provided from operating activities in 2003 and the cash used in operating activities in 2004 was due primarily to an increase in accounts receivable and inventory during the first six months of fiscal 2004 as compared to a decrease in accounts receivable in the first six months of fiscal 2003. Capital equipment purchases for the first six months of fiscal 2004 were $138,000 compared to $189,000 in the first six months of Fiscal 2003.

      Working capital on April 25, 2004 was $3.6 million as compared to $9.5 million on October 26, 2003. This decrease in working capital was the result of a $7.2 million increase in the current maturities of long-term debt, primarily due to the revolving credit facility, due January 31, 2005, being classified as current and the increased principal payments due in the first two quarters of fiscal 2005.

      The Company believes that its available cash, anticipated cash flows from operations and borrowings under the revolving credit facility will be sufficient to fund at operations at current levels through the remainder of fiscal 2004. Demand for our products increased in the first six months of 2004. While the limit on borrowing under our revolving credit agreement may limit our ability to finance our working capital needs as demand for our products increases, we believe that we will have enough availability to finance those needs at quarterly sales of between $15 - $16 million which represents an annualized rate of revenues 25% higher than the our revenues for fiscal 2003.

      We are in compliance with all financial covenants contained in the Credit Agreement, as amended, and believe we will continue to be in compliance for the balance of 2004. We will need to achieve quarterly sales in fiscal 2005 and 2006 of approximately $19 million, a level which we do not currently believe to be realistically achievable, in order to meet principal payment obligations in fiscal 2005 and 2006. Our quarterly principal payment obligations on the term debt are $250,000 for the third and fourth fiscal quarters of 2004 and $1.8 million for the first and second fiscal quarters of 2005. The balance outstanding on the revolving credit agreement of $4.1 million is due in January 2005. We intend to negotiate with our lender to extend the Loan and revise the principal repayment schedule. In the event we cannot negotiate an extension, we would be required to obtain alternative financing. If the Lenders demand repayment and we cannot obtain alternative financing, we may be required to file for bankruptcy protection.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 4.0% (5.10% on April 25, 2004) and expires in January 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.4 million at April 25, 2004), as defined by the Amended Credit Agreement. As of April 25, 2004, $4.1 million has been drawn and is outstanding on the revolving credit facility. At current borrowing levels, a 1% increase in interest rates in our variable rate revolving credit facility would increase annual interest expense by approximately $41,000.

      The term loan consists of a note which accrues interest at the relevant LIBOR rate plus 4.0% (5.11% at April 25, 2004). At current borrowing levels, a 1% increase in interest rates in our variable rate term debt would increase annual interest expense by approximately $186,500.

      The Company, as required by the Amended Credit Agreement, utilized an interest rate swap (the "swap") to hedge against its interest rate risk. The swap was designated as a cash flow hedge and was carried on the balance sheets at fair value. The effect of the swap was to convert the interest rate on the hedged loan from a variable rate as described above to a fixed rate of 8.47%. The swap matured on March 31, 2004. The Company was not required by the Lender to renew the swap agreement.

      The principal raw material used in thermal management and non-thermal fabricated products is aluminum. Raw materials represent a significant portion of the cost of the Company's products. Prices for raw materials are based on market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Although thermal management and non-thermal fabricated products are generally shipped within 60 days following the order date, increases in raw materials prices cannot always be reflected in product sales prices. Due to the limited capacity of the aluminum market, during the second quarter of fiscal 2004 aluminum pricing reached levels 23.4% higher than for the same period in the prior fiscal year. Historically, all raw materials have been available from our established suppliers at competitive prices. Due to the increase in global demand for aluminum and the capacity constraints of our suppliers, the Company has sought additional sources of aluminum to maintain current levels of production. If the Company experiences growth in demand for its product above current levels, it may not be able to meet the additional demand due to the reduced supply of aluminum available in the marketplace.

ITEM 4. CONTROLS AND PROCEDURES

      At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the second fiscal quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held on May 13, 2004, the stockholders elected six Directors as follows:

                                    Number of Shares
                              ----------------------------
                              Voted For           Withheld
                              ---------           --------
Greg Brogger                  6,226,845           517,104
Lawrence Butler               6,223,993           519,956
Richard E. Gormley            6,225,845           518,104
Robert Kors                   6,226,825           517,124
Robert C. Streiter            6,226,245           517,704

      At the Annual Meeting of Stockholders held on May 13, 2004, the stockholders approved the Amendment to the 1994 Stock Option Plan as follows:

Voted For                       Voted Against                      Abstain
---------                       -------------                      -------
2,616,598                          911,244                         223,660

      At the Annual Meeting of Stockholders held on May 13, 2004, the stockholders approved the 2004 Stock Option Plan as follows:

Voted For                      Voted Against                        Abstain
---------                      -------------                        -------
2,590,187                         939,255                           222,060

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

      The Company filed a report on Form 8-K dated June 2, 2004 reporting, under
      Item 12 and Item 7, the announcement of earnings for the quarter ended April 25, 2004.

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

                                  Alpha Technologies Group, Inc.
                                  ------------------------------
                                  (Registrant)

Date: June 14, 2004         By:   /s/ Lawrence Butler
                                  ----------------------
                                  Lawrence Butler
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

Date: June 14, 2004         By:   /s/ James J. Polakiewicz
                                  ------------------------
                                  James J. Polakiewicz
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

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