Form 10-K/A
period 2003-10-26
ALPHA TECHNOLOGIES GROUP INC
filed 2004-06-28
CIK 710807

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2

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


      The aggregate market value of the 4,364,446 shares of voting stock held by non-affiliates (persons other than officers, directors, and 5% shareholders) of the Registrant as of April 25, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, was $7,332,269, based on the closing price of $1.68 on the Nasdaq National Market as of such date.

          Common Stock, 7,110,336 shares outstanding at April 25, 2004

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 26, 2003 as set forth in the pages attached hereto:

      Item 14(a)(3)     Exhibits.

      Exhibit 99.3      Annual Report on Form 11-K for the
                        fiscal year ended December 31, 2003 for the ATGI 401(k) Plan


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        ALPHA TECHNOLOGIES GROUP, INC.


                                        By: /s/ James J. Polakiewicz
                                            ------------------------------------
                                            James J. Polakiewicz
                                            Chief Financial Officer

Dated:  June 28, 2004

                                  EXHIBIT INDEX


                                                                                       Sequentially
Exhibit                                                                                    Numbered
Number              Description of Exhibit                                                     Page
99.3                Annual Report on Form 11-K for the year ended                            4
                    December 31, 2003 for the ATGI 401k Plan.