Form 10-Q/A
period 2004-04-25
ALPHA TECHNOLOGIES GROUP INC
filed 2004-07-28
CIK 710807

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No _

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _ No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.03 par value                               7,110,336
----------------------------                               ---------
         Class                                     Outstanding at June 2, 2004

                         ALPHA TECHNOLOGIES GROUP, INC.
                                  FORM 10-Q/A-1

This amendment on Form 10-Q is being submitted to restate the condensed consolidated statement of cash flows for the six months ended April 25, 2004 to more appropriately reflect the effect of certain non-cash items, including derivative liabilities used to hedge interest expense. No other changes have been made to the information contained in the condensed consolidated financial statements or the related notes from the original filing.


                                TABLE OF CONTENTS

                                                                        Page No.

Part I. Financial Information

     Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
                April 25, 2004 and October 26, 2003                         3

             Condensed Consolidated Statements of Operations
                Three Months and Six Months Ended April 25, 2004
                and April 27, 2003                                          4

             Condensed Consolidated Statements of Comprehensive
                Loss Three Months and Six Months Ended April 25,
                2004 and April 27, 2003                                     5

             Condensed Consolidated Statements of Cash Flow
                Six Months Ended April 25, 2004 and April 27, 2003          6

             Notes to Condensed Consolidated Financial Statements           7

     Signatures                                                            12

Certifications                                                             14

Item 1. Condensed Consolidated Financial Statements is hereby amended to read in its entirety as follows:

                         ALPHA TECHNOLOGIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share-Related Data)

                                                                               April 25,      October 26
                                                                                 2004            2003
                                                                               ---------      ----------
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                                                 $    645        $  1,677
     Accounts receivable, net                                                     7,601           5,745
     Inventories, net                                                             7,141           6,553
     Prepaid expenses                                                             1,259           1,364
                                                                               --------        --------
          Total current assets                                                   16,646          15,339

PROPERTY AND EQUIPMENT, net                                                      10,811          12,103

DEFERRED INCOME TAXES                                                             9,995          10,046

OTHER ASSETS, net                                                                   558             807
                                                                               --------        --------
             TOTAL ASSETS                                                      $ 38,010        $ 38,295
                                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                          $  3,722        $  3,486
     Accrued compensation and related benefits                                      676             612
     Other accrued expenses                                                         496             716
     Current portion of long-term debt                                            8,200           1,000
                                                                               --------        --------
          Total current liabilities                                              13,094           5,814

REVOLVING CREDIT FACILITY                                                            --           3,200

LONG-TERM DEBT, Net of current portion                                           14,550          18,150

OTHER LONG-TERM LIABILITIES                                                         455             470
                                                                               --------        --------
             TOTAL LIABILITIES                                                   28,099          27,634
                                                                               --------        --------

STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; 180,000 shares authorized;
        no shares issued or outstanding                                              --              --

     Common stock, $.03 par value; 17,000,000 shares authorized;
        8,529,826 shares issued at April 25,  2004 and October 26, 2003             256             256
     Additional paid-in capital                                                  47,504          47,504
     Accumulated deficit                                                        (31,955)        (31,128)
     Accumulated other comprehensive (loss)                                          --             (77)
     Treasury stock, at cost (1,419,490 common shares at April 25, 2004
        and October 26, 2003)                                                    (5,894)         (5,894)
                                                                               --------        --------
             TOTAL STOCKHOLDERS' EQUITY                                           9,911          10,661
                                                                               --------        --------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 38,010        $ 38,295
                                                                               ========        ========

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                   Three Months Ended              Six Months Ended
                                               -------------------------       -------------------------
                                               April 25,       April 27,       April 25,       April 27,
                                                 2004            2003            2004            2003
                                               ---------       ---------       ---------       ---------
SALES                                          $ 14,523        $ 12,209        $ 26,435        $ 23,630
COST OF SALES                                    12,628          10,727          23,255          20,960
                                               --------        --------        --------        --------
     Gross profit                                 1,895           1,482           3,180           2,670
                                               --------        --------        --------        --------

OPERATING EXPENSES
     Research and development                       123             102             226             195
     Selling, general and administrative          1,568           1,455           2,847           2,817
                                               --------        --------        --------        --------
          Total operating expenses                1,691           1,557           3,073           3,012
                                               --------        --------        --------        --------

OPERATING (LOSS) INCOME                             204             (75)            107            (342)

INTEREST EXPENSE                                   (454)           (509)           (937)         (1,031)

OTHER INCOME, net                                     1               1               3               5
                                               --------        --------        --------        --------

LOSS BEFORE BENEFIT FOR INCOME TAXES               (249)           (583)           (827)         (1,368)

BENEFIT  FOR INCOME TAXES                            --            (235)             --            (547)
                                               --------        --------        --------        --------

NET LOSS                                       $   (249)       $   (348)       $   (827)       $   (821)
                                               ========        ========        ========        ========

LOSS PER COMMON SHARE:
     BASIC                                     $  (0.04)       $  (0.05)       $  (0.12)       $  (0.12)
                                               ========        ========        ========        ========
     DILUTED                                   $  (0.04)       $  (0.05)       $  (0.12)       $  (0.12)
                                               ========        ========        ========        ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
     BASIC                                        7,110           7,110           7,110           7,110
     DILUTED                                      7,110           7,110           7,110           7,110

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      (In Thousands, Except Per Share Data)

                                            Three Months Ended        Six Months Ended
                                          ----------------------    ---------------------
                                          April 25,    April 27,    April 25,   April 27,
                                            2004         2003        2004         2003
                                          ---------    ---------    ---------   ---------
NET LOSS                                   $(249)       $(348)       $(827)       $(821)

OTHER COMPREHENSIVE INCOME
  Change in value of interest rate swap
    (net of applicable taxes)                 43           46           77           87
                                           -----        -----        -----        -----

COMPREHENSIVE LOSS                         $(206)       $(302)       $(750)       $(734)
                                           =====        =====        =====        =====


            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                Six Months Ended
                                                             ------------------------
                                                             April 25,      April 27,
                                                               2004           2003
                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $  (827)       $  (821)
     Adjustments to reconcile net loss to cash
        flows from operating activities:
        Depreciation and amortization                          1,430          1,697
        Amortization of financing fees                           250            180
        Change in value of interest rate swap                     77             --
        Stock compensation                                        --              4
        Deferred income taxes                                     52           (547)
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable         (1,856)           920
           (Increase) decrease in inventories                   (588)           758
           Decrease in prepaid expenses                           99             70
           Increase (decrease) in accounts payable               241           (106)
           Increase (decrease) in accrued compensation
              and related benefits                                64           (127)
           (Decrease) increase in other liabilities             (232)            13
                                                             -------        -------
           Cash flows from operating activities               (1,290)         2,041

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                         (138)          (189)
     (Decrease) increase in other assets                          (4)           (27)
                                                             -------        -------
          Cash flows from investing activities                  (142)          (216)
                                                             -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving credit lines
                                                                 900             --
     Payments on long-term debt                                 (500)        (1,500)
                                                             -------        -------
          Cash flows from financing activities                   400         (1,500)
                                                             -------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,032)           325

CASH AND CASH EQUIVALENTS, beginning of period                 1,677            751
                                                             -------        -------

CASH AND CASH EQUIVALENTS, end of period                     $   645        $ 1,076
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

                                             Three Months Ended             Six Months Ended
                                           ----------------------       --------------------------
                                           April 25,    April 27,       April 25,       April 27,
                                             2004         2003            2004            2003
                                           --------     ---------       ---------       ---------
Net loss as reported                       $ (249)       $  (348)       $   (827)       $    (821)
After tax stock based compensation
under fair value method                      (668)          (277)         (1,269)            (554)
                                           ------        -------        --------        ---------
Pro forma net loss                         $ (917)       $  (625)       $ (2,096)       $  (1,375)
                                           ======        =======        ========        =========
Basic and diluted net loss per share:
As reported                                $(0.04)       $ (0.05)       $  (0.12)       $   (0.12)
                                           ======        =======        ========        =========
Pro forma                                  $(0.13)       $ (0.09)       $  (0.29)       $   (0.19)
                                           ======        =======        ========        =========

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

2. INVENTORIES

Inventories consisted of the following on:       April 25,     October 26,
                                                    2004           2003
                                                 ---------     -----------
                                                       (In thousands)
Raw materials and components                      $ 2,192        $ 2,281
Work in process                                     3,105          2,910
Finished goods                                      2,238          1,995
                                                  -------        -------
                                                    7,535          7,186
Valuation allowance                                  (394)          (633)
                                                  -------        -------
                                                  $ 7,141        $ 6,553
                                                  =======        =======

3. DEBT AND REVOLVING CREDIT FACILITIES

Term Debt and Revolving Credit Facilities consisted of the following on    April 25,     October 26,
                                                                             2004           2003
                                                                           ---------     -----------
                                                                                (In thousands)
Variable-rate revolving credit facility, interest payable monthly,
   principal is repaid and re-borrowed based on cash requirements          $  4,100        $  3,200

Variable-rate term notes, interest is payable monthly,
   principal is payable quarterly ................................           18,650           7,150

Variable-rate term note under swap agreement, interest and
   principal is payable quarterly ................................               --          12,000
                                                                           --------        --------
                                                                             22,750          22,350
Less current portion .............................................           (8,200)         (1,000)
                                                                           --------        --------
                                                                           $ 14,550        $ 21,350
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

     Future minimum principal payments on the revolving credit facilities and the term loans are as follows:

                                               In thousands
                                               ------------
2004 (balance of fiscal year)..............        $  500
2005 ......................................        11,300
2006 ......................................        10,950
                                                  -------
                                                  $22,750
                                                  =======

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


                                        Alpha Technologies Group, Inc.
                                        ------------------------------
                                        (Registrant)


Date: July 28, 2004                 By: /s/ Lawrence Butler
                                        -------------------------------------
                                        Lawrence Butler
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


Date: July 28, 2004                 By: /s/ James J. Polakiewicz
                                        -------------------------------------
                                        James J. Polakiewicz
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX

Exhibit
-------

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)


31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)