Form 10-Q
period 2004-07-25
ALPHA TECHNOLOGIES GROUP INC
filed 2004-09-13
CIK 710807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 25, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                         Commission File Number 0-14365

                         ALPHA TECHNOLOGIES GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    76-0079338
--------------------------------------------            ------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
           or organization)                             Identification No.)

                  11990 San Vicente Blvd, Los Angeles, CA 90049
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  310-566-4005
                                  ------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.03 par value                          7,110,336
 ----------------------------                          ---------
            Class                             Outstanding at September 10, 2004

                         ALPHA TECHNOLOGIES GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                               Page No.
Part I. Financial Information

         Item 1. Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                          July 25, 2004 and October 26, 2003                                                       3

                  Condensed Consolidated Statements of Operations                                                  4
                          Three Months and Nine Months Ended July 25, 2004 and July 27, 2003

                  Condensed Consolidated Statements of Comprehensive Loss                                          5
                          Three Months and Nine Months Ended July 25, 2004 and July 27, 2003

                  Condensed Consolidated Statements of Cash Flows
                          Nine Months Ended July 25, 2004 and July 27, 2003                                        6

                  Notes to Condensed Consolidated Financial Statements                                             7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations            12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                                       19

         Item 4. Controls and Procedures                                                                          19

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                                21

Signatures                                                                                                        22

Certifications                                                                                                    23

                         ALPHA TECHNOLOGIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share-Related Data)

                                                                             July 25    October 26
                                                                               2004        2003
                                                                               ----        ----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $    775    $  1,677
     Accounts receivable, net                                                   6,948       5,745
     Inventories, net                                                           6,554       6,553
     Prepaid expenses                                                           1,623       1,364
                                                                             --------    --------
          Total current assets                                                 15,900      15,339

PROPERTY AND EQUIPMENT, net                                                    10,250      12,103

DEFERRED INCOME TAXES                                                           9,995      10,046

OTHER ASSETS, net                                                                 429         807
                                                                             --------    --------
                           TOTAL ASSETS                                      $ 36,574    $ 38,295
                                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                        $  3,610    $  3,486
     Accrued compensation and related benefits                                    829         612
     Other accrued expenses                                                       373         716
     Current portion of long-term debt                                         21,600       1,000
                                                                             --------    --------
          Total current liabilities                                            26,412       5,814

REVOLVING CREDIT FACILITY                                                           -       3,200

LONG-TERM DEBT, Net of current portion                                              -      18,150

OTHER LONG-TERM LIABILITIES                                                       464         470
                                                                             --------    --------
                           TOTAL LIABILITIES                                   26,876      27,634
                                                                             --------    --------
STOCKHOLDERS' EQUITY:
     Preferred stock, $100 par value; 180,000 shares authorized; no shares
          issued or outstanding                                                     -           -
     Common stock, $.03 par value; 17,000,000 shares authorized; 8,529,826
          shares issued at July 25,  2004 and October 26, 2003                    256         256
     Additional paid-in capital                                                47,504      47,504
     Accumulated deficit                                                      (32,168)    (31,128)
     Accumulated other comprehensive (loss)                                         -         (77)
     Treasury stock, at cost (1,419,490 common shares at July 25, 2004
          and October 26, 2003)                                                (5,894)     (5,894)
                                                                             --------    --------
                           TOTAL STOCKHOLDERS' EQUITY                           9,698      10,661
                                                                             --------    --------
                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 36,574    $ 38,295
                                                                             ========    ========

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                           Three Months Ended       Nine Months Ended
                                                           ------------------       -----------------
                                                          July 25,    July 27,    July 25,    July 27,
                                                            2004        2003        2004        2003
                                                            ----        ----        ----        ----
SALES
     Fabricated products                                  $ 10,531    $  9,106    $ 30,746    $ 27,885
     Extruded products                                       4,017       2,552      10,237       7,403
                                                          --------    --------    --------    --------
          Total sales                                       14,548      11,658      40,983      35,288

COST OF SALES                                               12,678      10,465      33,933      31,425
                                                          --------    --------    --------    --------
     Gross profit                                            1,870       1,193       5,050       3,863
                                                          --------    --------    --------    --------
OPERATING EXPENSES
     Research and development                                  108          97         334         292
     Selling, general and administrative                     1,532       1,509       4,379       4,379
     Impairment of goodwill                                      -      12,980           -      12,980
     Impairment of other intangible asset                        -         323           -         323
                                                          --------    --------    --------    --------
          Total operating expenses                           1,640      14,909       4,713      17,921
                                                          --------    --------    --------    --------

OPERATING (LOSS) INCOME                                        230     (13,716)        337     (14,058)

INTEREST EXPENSE                                              (443)       (494)     (1,380)     (1,525)

OTHER INCOME, net                                                -           3           3           8
                                                          --------    --------    --------    --------

LOSS BEFORE BENEFIT FOR INCOME TAXES                          (213)    (14,207)     (1,040)    (15,575)

BENEFIT  FOR INCOME TAXES                                        -        (336)          -        (883)
                                                          --------    --------    --------    --------

NET LOSS                                                  $   (213)   $(13,871)   $ (1,040)   $(14,692)
                                                          ========    ========    ========    ========

LOSS PER COMMON SHARE:
     BASIC AND DILUTED                                    $  (0.03)   $  (1.95)   $  (0.15)   $  (2.07)
                                                          ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING:
     BASIC AND DILUTED
                                                             7,110       7,110       7,110       7,110

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      (In Thousands, Except Per Share Data)

                                                                     Three Months Ended       Nine Months Ended
                                                                     ------------------       -----------------
                                                                    July 25,    July 27,    July 25,    July 27,
                                                                      2004        2003        2004        2003
                                                                      ----        ----        ----        ----
NET LOSS                                                            $   (213)   $(13,871)   $ (1,040)   $(14,692)

OTHER ITEMS OF COMPREHENSIVE INCOME:
  Change in value of interest rate swap (net of applicable taxes)          -          55          77         142
                                                                    --------    --------    --------    --------

COMPREHENSIVE LOSS                                                  $   (213)   $(13,816)   $   (963)   $(14,550)
                                                                    ========    ========    ========    ========

            See notes to condensed consolidated financial statements

                 ALPHA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                   Nine Months Ended
                                                                                   -----------------
                                                                                  July 25,    July 27,
                                                                                    2004        2003
                                                                                    ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $ (1,040)   $(14,692)
     Adjustments to reconcile net loss to cash flows from operating activities:
          Depreciation and amortization                                              2,103       2,508
          Amortization of financing fees                                               381         285
          Change in value of interest rate swap                                         77           -
          Impairment of goodwill                                                         -      12,980
          Impairment of other intangible asset                                           -         323
          Stock compensation                                                             -           4
          Deferred income taxes                                                         52        (572)
          Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                              (1,203)      1,146
            (Increase) decrease in inventories                                          (1)      1,394
            Increase in prepaid expenses                                              (259)         (8)
            Increase (decrease) in accounts payable                                    124         (79)
            Increase (decrease) in accrued compensation and related benefits           217        (102)
            (Decrease) increase in other liabilities                                  (349)         98

                                                                                  --------    --------
          Cash flows from operating activities                                         102       3,285

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                               (250)       (322)
     Decrease in other assets                                                           (4)        (58)
                                                                                  --------    --------
          Cash flows from investing activities                                        (254)       (380)
                                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving credit lines                                              900           -
     Payments on revolving credit lines                                               (900)
     Payments on long-term debt                                                       (750)     (2,250)
                                                                                  --------    --------
          Cash flows from financing activities                                        (750)     (2,250)

                                                                                  --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (902)        655

CASH AND CASH EQUIVALENTS, beginning of period                                       1,677         751
                                                                                  --------    --------

CASH AND CASH EQUIVALENTS, end of period                                          $    775    $  1,406
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

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Alpha Technologies Group, Inc. include the accounts of Alpha and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the Company's condensed consolidated financial statements, have been included. The results for the nine months ended July 25, 2004 are not necessarily indicative of results for the full year ending October 31, 2004. The reader is encouraged to read our annual financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 26, 2003.

Certain current and prior year balances have been reclassified to conform to the current income statement and statement of cash flows presentation.

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

                                                                             Three Months Ended                Nine Months Ended
                                                                          July 25,       July 27,         July 25,         July 27,
                                                                            2004           2003             2004             2003
Net loss as reported                                                      $  (213)      $ (13,871)        $ (1,040)       $ (14,692)
After tax stock based compensation
    under fair value method                                                  (665)           (277)          (1,934)            (831)
                                                                          -------       ---------         --------        ---------
Pro forma net loss                                                        $  (878)      $ (14,148)        $ (2,974)       $ (15,523)
                                                                          =======       =========         ========        =========
Basic and diluted net loss per share:
As reported                                                               $ (0.03)      $   (1.95)        $  (0.15)       $   (2.07)
                                                                          =======       =========         ========        =========
Pro forma                                                                 $ (0.12)      $   (1.99)        $  (0.42)       $   (2.18)
                                                                          =======       =========         ========        =========

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

2. INVENTORIES

                                                                                          July 25,      October 26,
                                                                                            2004            2003
                                                                                            ----            ----
                                                                                                (In thousands)
Inventories consisted of the following on:

Raw materials and components                                                              $ 2,029         $ 2,281
Work in process                                                                             2,557           2,910
Finished goods                                                                              2,381           1,995
                                                                                          -------         -------
                                                                                            6,967           7,186
Valuation allowance                                                                          (413)           (633)
                                                                                          -------         -------
                                                                                          $ 6,554         $ 6,553
                                                                                          =======         =======

3. DEBT AND REVOLVING CREDIT FACILITIES

                                                                                          July 25,       October 26,
                                                                                            2004             2003
                                                                                            ----             ----
                                                                                               (In thousands)
Term Debt and Revolving Credit Facilities consisted of the following on

 Variable-rate revolving credit facility, interest payable monthly,
    principal is repaid and re-borrowed based on cash requirements                        $ 3,200          $ 3,200

 Variable-rate term notes, interest is payable monthly,
    principal is payable quarterly ..........................................              18,400            7,150

 Variable-rate term note under swap agreement, interest and
    principal is payable quarterly ..........................................                   -           12,000
                                                                                          -------          -------
                                                                                           21,600           22,350
Less current portion.........................................................              21,600           (1,000)
                                                                                          -------          -------
                                                                                          $     -          $21,350
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

      Under the Amended Credit Agreement, the revolving credit facility accrued interest on outstanding borrowings at LIBOR plus 3.5% (4.60% on March 31, 2004) through March 31, 2004, and accrues interest at LIBOR plus 4.0% (5.65% on July 25, 2004) from April 1, 2004 and thereafter. The revolving credit facility expires in January 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.0 million at July 25, 2004), as defined by the Amended Credit Agreement. Prior to the amendments, the Company was allowed to borrow up $15 million. As of July 25, 2004, $3.2 million has been drawn and is outstanding on the revolving credit facility.

      The term loan consists of a note which accrues interest at the relevant LIBOR rate plus 4.0% (5.38% at July 25, 2004). The term loan requires quarterly principal payments through January 2006.

      The Amended Credit Agreement requires the calculation of excess cash flow at the end of each fiscal quarter. Excess cash flow is defined by the Amended Credit Agreement as EBITDA, less interest expense, principal payments due on long-term debt, taxes paid, and capital expenditures, and adjusted for increases or decreases in net working capital. For any fiscal quarter for which this calculation results in excess cash flow, payment is due within fifty-five days from the end of that fiscal quarter, to be applied to the outstanding balance of the term note. An excess cash flow payment of $895,000 is due on September 22, 2004 for the third fiscal quarter of 2004. Our request for a waiver was denied. However, we are in discussions with our Lenders to restructure our loan agreement including the excess cash flow payment.

      The Company, as required by the Amended Credit Agreement, utilized an interest rate swap (the "swap") to hedge against its interest rate risk. The swap was designated as a cash flow hedge and was carried on the balance sheet at fair value. The effect of the swap was to convert the interest rate on the hedged loan ($12.0 million at March 31, 2004) from a variable rate as described above to a fixed rate of 8.47%. The swap matured on March 31, 2004, and the Company was not required by the Lender to renew the swap agreement. The carrying value and fair value of the swap was a liability of $77,000 (net of applicable income tax effect of $52,000) at October 26, 2003.

      Future minimum principal payments on the revolving credit facilities and the term loans are as follows:

                                                                       In thousands
                                                                       ------------
2004 (balance of fiscal year).....................................      $     250
2005 .............................................................         10,400
2006 .............................................................         10,950
                                                                        ---------
                                                                        $  21,600
                                                                        =========

4. SEGMENT RELATED INFORMATION

      The Company has one operating segment, thermal management products. We derive substantially all of our operating revenue from the sale and support of one group of products and services with similar characteristics such as the nature of the production processes, the type and class of customers, and the methods of distribution. Substantially all of our assets are located within the United States. In addition, the Company's chief decision-maker and management make decisions based on one product group. Net sales to one customer totaled approximately 7.8% and 11.4% of consolidated revenues for the nine months ended July 25, 2004 and July 27, 2003, respectively.

5. NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per common share is computed by dividing income
(loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each quarter year. Diluted earnings per common share are calculated to give effect to stock options and warrants outstanding during the period when such items are dilutive to basic earnings per share. Stock options and warrants to purchase 2,381,433 and 21,000 shares of common stock were outstanding at July 25, 2004 and at July 27, 2003, respectively, and were not included in the computation as their effect was antidilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about the Company's business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including the following: changes in demand for the Company's products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing, excess or shortage of production capacity, availability of aluminum raw material, compliance with covenants in the Company's loan documents, ability to meet principal payments under those loan documents and other risks discussed from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances which may take place after the date of this report.

OVERVIEW

The Company's results of operations during the prior two fiscal years were adversely affected by the severe downturn in the markets our products serve, principally telecommunications, consumer electronics and networking equipment. However, sales began to increase in the second quarter of fiscal 2004. For the third fiscal quarter of 2004, sales increased to $14.5 million, compared to $11.7 million in the third quarter of fiscal 2003. We attribute the improvement to increased demand in the markets that we serve.

Harman International, Inc. ("Harman") accounted for 7.8% and 11.4% of our revenues for the first nine months of fiscal 2004 and fiscal 2003, respectively. In July 2004, we entered into a supply agreement with Harman which expires on June 30, 2005. Under the terms of the agreement, Harman agreed to purchase certain heat sinks exclusively from Alpha at agreed-upon contract pricing. Based upon this agreement, we anticipate that sales to Harman for the twelve months beginning July 1, 2004 will be approximately 40% (or approximately $2.0 million) lower than sales to Harman for the twelve months ended June 30, 2004. We believe that the anticipated reduced sales to Harman will be offset by increased sales to new and existing customers.

      Because of conditions in the aluminum markets, we used our excess cash to pay aluminum suppliers in advance for deliveries. As a result, since the end of the third fiscal quarter, our accounts payable have decreased by approximately $900,000. As a result, we do not currently have the cash on hand to make an excess cash flow payment of $895,000 to our lenders due on September 22, 2004. Such payment arises from the Company's EBITDA for the third quarter. Our request for a waiver was denied. However, we are in discussions with our Lenders to restructure our loan agreement, including the excess cash flow payment.

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

We consider our critical accounting policies to be those that (1) involve significant judgements and uncertainties, (2) require estimates that are more difficult for management to determine and (3) have the potential to result in materially different outcomes under varying assumptions and conditions. Our critical accounting policies include the following: revenue recognition allowance for sales returns, provision for doubtful accounts, provision for inventory reserves, impairment of long-lived assets, and accounting for income taxes.

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

RESULTS OF OPERATIONS

Third Quarter 2004 Versus Third Quarter 2003 Comparison

                                                                               QUARTER ENDED  QUARTER ENDED     %
                                                                                  JULY 25,      JULY 27,     INCREASE
                                                                                    2004          2003       (DECREASE)
                                                                                    ----          ----       ----------
Sales - Fabricated Products                                                       $ 10,531      $  9,106        15.6%

Sales - Extruded Products                                                            4,017         2,552        57.4%

                                                                                  --------      --------
Total Sales                                                                       $ 14,548      $ 11,658        24.8%
                                                                                  ========      ========

Gross Profit                                                                      $  1,870      $  1,193        56.7%

Gross Profit as a % of Sales                                                          12.9%         10.2%       25.6%

Research and Development                                                          $    108      $     97        11.3%

Selling, General and Administrative                                               $  1,532      $  1,509         1.5%

SG&A as a % of Sales                                                                  10.5%         12.9%      (18.6%)

Impairment of Goodwill                                                                   -      $ 12,980           -

Impairment of Other Asset                                                                -      $    323           -

Interest Expense                                                                  $    443      $    494       (10.3%)

Loss Before Benefit for Income Taxes                                             ($    213)    ($ 14,207)      (98.5%)

Benefit for Income Taxes                                                                 -     ($    336)          -

Net Loss                                                                         ($    213)    ($ 13,871)      (98.5%)

      Net Loss. A net loss of $213,000 was reported in the third quarter of fiscal 2004 compared with a net loss of $13.9 million in the third quarter of fiscal 2003. Loss before benefit for income taxes was $213,000 in fiscal 2004 compared to a loss before benefit for income taxes of $14.2 million in fiscal 2003. Last year's third quarter loss, excluding the goodwill impairment, was $1.2 million. The decrease in loss before income taxes in fiscal 2004 was the result of increases in sales and gross margin, along with a decrease in interest expense and $13.3 million in non-recurring goodwill and other asset impairment charges which occurred in the prior year. Gross margin increased primarily due to increased revenues over relatively stable fixed costs.

      Sales. The Company's total sales increased by $2.9 million (24.8%) to $14.5 million for the third quarter of fiscal year 2004 compared to $11.7 million for the third quarter of 2003, principally as a result of improvements in the markets we serve.

      Sales-Fabricated Products. Sales of fabricated products increased by $1.4 million (15.6%) to $10.5 million for the third quarter of fiscal year 2004 compared to $9.1 million for the third quarter of fiscal 2003. The increase is due to an improvement in the industries that the Company serves and sales to several customers who previously purchased similar products from other competitors.

      Sales-Extruded Products. In the third quarter of fiscal 2004, sales of aluminum extruded products increased $1.5 million (57.4%) to $4.0 million, compared to $2.6 million for the third quarter of fiscal 2003. This increase was due to improved economic conditions in the industries to which the Company provides extruded aluminum products.

      Gross Profit. The Company's gross profit margin for the third quarter of fiscal year 2004 was 12.9% of revenue compared to 10.2% of revenue for third quarter of fiscal year 2003. Gross profit increased primarily as a result of revenues increasing while factory costs such as indirect labor remained constant and fixed costs such as depreciation, lease expense and insurance remained relatively unchanged.

      Research and Development. Research and development expenses for the third quarter of fiscal year 2004 were

$108,000 compared to $97,000 for the same period last year. This increase was a result of increased salaries within our engineering department.

      Selling, General and Administrative. Selling, general and administrative expenses totaled $1.5 million or 10.5% of sales for the third quarter of fiscal 2004 compared to $1.5 million or 12.9% of sales reported for the third quarter of fiscal 2003. Selling, general and administrative expenses as a percentage of sales decreased 18.6%. This change was the result of sales increasing at a level not requiring the Company to add significant sales, general, or administrative expenses.

      Impairment of Goodwill. The Company recorded a $13.0 million goodwill impairment charge in the third quarter of fiscal 2003. As a result, the Company no longer has any goodwill on its books.

      Impairment of Other Asset. The Company recorded a $323,000 impairment charge in the third quarter of fiscal 2003 related to an intangible asset which was determined to no longer have any value.

      Interest Expense. Interest expense was $443,000 for the third quarter of fiscal 2004 compared to $494,000 for the third quarter of fiscal 2003. This decrease was due to lower average outstanding borrowings and the expiration of the Swap agreement which covered a portion of the term note. The swap agreement carried an annual interest rate of 8.47%, while the term note carries an interest rate of 5.38% at July 25, 2004.

      Benefit for Income Taxes. Benefit for income taxes was $0 for the third quarter of fiscal 2004 compared to $336,000 for the third quarter of fiscal 2003. The effective income tax rate for the third quarter of fiscal 2004 was 0% compared to 2.4% for the third quarter of fiscal 2003. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company did not record a benefit for income taxes for the third quarter of fiscal 2004 because management determined that, due to the Company's recent losses, it was more likely than not that we would not have sufficient earnings in the foreseeable future to fully utilize the Company's available net operating loss carry-forward. To the extent that the Company does not return to profitability in the near future, additional valuation allowances may be required against tax assets generated in future periods or against currently recognized tax assets.

Nine Months 2004 Versus Nine Months 2003 Comparison

                                                     NINE MONTHS   NINE MONTHS
                                                        ENDED        ENDED           %
                                                      JULY 25,      JULY 27,     INCREASE
                                                        2004          2003       (DECREASE)
                                                        ----          ----       ----------
Sales - Fabricated Products                           $ 30,746      $ 27,885        10.3%

Sales - Extruded Products                               10,237         7,403        38.3%

                                                      --------      --------
Total Sales                                           $ 40,983      $ 35,288        16.1%
                                                      ========      ========

Gross Profit                                          $  5,050      $  3,863        30.7%

Gross Profit as a % of Sales                              12.3%         10.9%       12.6%

Research and Development                              $    334      $    292        14.4%

Selling, General and Administrative                   $  4,379      $  4,326         1.2%

SG&A as a % of Sales                                      10.7%         12.3%      (12.8%)

Impairment of Goodwill                                       -      $ 12,980           -

Impairment of Other Asset                                    -      $    323           -

Interest Expense                                      $  1,380      $  1,525        (9.5%)

Loss Before Benefit for Income Taxes                 ($  1,040)    ($ 15,575)      (93.3%)

Benefit for Income Taxes                                     -     ($    883)          -

Net Loss                                             ($  1,040)    ($ 14,692)      (92.9%)

      Net Loss. A net loss of $1.0 million was reported for the first nine months of fiscal 2004 compared with a net loss of $14.7 million in the first nine months of fiscal 2003. Loss before benefit for income taxes was $1.0 million in fiscal 2004 compared to a loss before benefit for income taxes of $15.6 million in fiscal 2003. The decrease in loss before income taxes in fiscal 2004 is due to the write off of impaired goodwill and intangible assets in the third quarter of fiscal 2003, as well as increases in sales and gross margin, along with a decrease in interest expense. Gross margin increased primarily due to increased revenues over relatively stable fixed costs.

      Sales. The Company's sales increased by $5.7 million to $41.0 million for the first nine months of fiscal year 2004 compared to $35.3 million for the first nine months of 2003, principally as a result of improvements in the markets we serve.

      Sales-Fabricated Products. Sales of fabricated products increased by $2.9 million (10.3%) to $30.7 million for the first nine months of fiscal year 2004 compared to $27.9 million for the first nine months of fiscal 2003. The increase is due to an improvement in the industries that the Company serves and sales to several customers who previously purchased similar products from other competitors.

      Sales-Extruded Products. In the first nine months of fiscal 2004, sales of aluminum extruded products increased $2.8 million (38.3%) to $10.2 million, compared to $7.4 million for the first nine months of fiscal 2003. This increase was due to improved economic conditions in the industries to which the Company provides extruded aluminum products.

      Gross Profit. The Company's gross profit margin for the fist nine months of fiscal year 2004 was 12.3% of revenue compared to 10.9% of revenue for the first nine months of fiscal year 2003. Gross profit increased primarily as a result of revenues increasing while factory expenses such as indirect labor remained constant and fixed costs such as depreciation, lease expense and insurance remained relatively unchanged.

      Research and Development. Research and development expenses for the first nine months of fiscal year 2004 were $334,000 compared to $292,000 for the first nine months of 2003. This increase was a result of increased salaries within our engineering department.

      Selling, General and Administrative. Selling, general and administrative expenses totaled $4.4 million or 10.7% of sales for the first nine months of fiscal 2004 compared to $4.3 million or 12.3% of sales reported for the first nine months of fiscal 2003. Selling, general and administrative expenses as a percentage of sales decreased 12.8%. This decrease was the result of increased sales at a level not requiring the Company to add significant sales, general, or administrative expenses.

      Impairment of Goodwill. The Company recorded a $13.0 million goodwill impairment charge in the first nine months of fiscal 2003. As a result, the Company no longer has any goodwill on its books.

      Impairment of Other Asset. The Company recorded a $323,000 impairment charge in the first nine months of fiscal 2003 related to an intangible asset which was determined to no longer have any value.

      Interest Expense. Interest expense was $1.4 million for the first nine months of fiscal 2004 compared to $1.5 million for the first nine months of fiscal 2003. This decrease was due to lower average outstanding borrowings and the expiration of the Swap agreement which covered a portion of the term note. The swap agreement carried an annual interest rate of 8.47%, while the term note carries an interest rate of 5.38% at July 25, 2004.

      Benefit for Income Taxes. Benefit for income taxes was $0 for the first nine months of fiscal 2004 compared to $883,000 for the first nine months of fiscal 2003. The effective income tax rate for the first nine months of fiscal 2004 was 0% compared to 5.7% for the first nine months of fiscal 2003. The Company evaluates the recoverability of its recorded deferred tax assets each reporting period and provides valuation allowances where necessary for assets not likely to be recovered. The Company did not record a benefit for income taxes for the first six months of fiscal 2004 because management determined that, due to the Company's recent losses, it was more likely than not that we would not have sufficient earnings in the foreseeable future to fully utilize the Company's available net operating loss carry-forward. To the extent that the Company does not return to profitability in the near future, additional valuation allowances may be required against tax assets generated in future periods or against currently recognized tax assets.

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

      Under the Amended Credit Agreement, the revolving credit facility accrued interest on outstanding borrowings at LIBOR plus 3.5% (4.6% on March 31, 2004) through March 31, 2004, and accrues interest at LIBOR plus 4.0% (5.65% on July 25, 2004) from April 1, 2004 and thereafter. The revolving credit facility expires in January 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.0 million at April 25, 2004), as defined by the Amended Credit Agreement. As of July 25, 2004, $3.2 million has been drawn and is outstanding on the revolving credit facility.

      The term loan consists of a note which accrues interest at the relevant LIBOR rate plus 4.0% (5.38% at July 25, 2004).

      The Amended Credit Agreement contains the following financial and other covenants with which the Company must comply:

                          MAXIMUM             MINIMUM
     QUARTER             FINANCIAL          FIXED CHARGE       MINIMUM INTEREST     MINIMUM
      ENDING         LEVERAGE RATIO (a)  COVERAGE RATIO (a)   COVERAGE RATIO (a)   EBITDA (d)
      ------         ------------------  ------------------   ------------------   ----------
January 25, 2004           11.0:1               0.60:1               1.00:1       $   520,000
April 25, 2004             11.0:1               0.70:1               1.20:1         1,220,000
July 25, 2004              10.3:1               0.70:1               1.20:1         1,730,000
October 31, 2004            8.1:1               0.85:1               1.50:1         2,620,000
Thereafter                 1.75:1               0.85:1                    -                 -

      (a) The maximum financial leverage ratio is calculated by dividing funded debt by a rolling 12-month EBITDA.

      (b) The fixed charge coverage ratio is calculated by dividing fiscal year-to-date EBITDA by fiscal year-to-date fixed charges.

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

The following table presents the Company's compliance with financial covenants at July 25, 2004:

              COVENANT                   ACTUAL       REQUIRED
              --------                   ------       --------
Maximum Financial Leverage Ratio       7.54:1        10.3:1
Minimum Fixed Charge Coverage Ratio    1.17:1        0.70:1
Minimum Interest Coverage Ratio        2.04:1        1.20:1
Minimum EBITDA                        $ 2,485,000   $ 1,730,000
Maximum Annual Capital Expenditures   $   250,000   $   300,000

The Company was in compliance with all financial covenants under the Amended Credit Agreements.

      The Amended Credit Agreement requires the calculation of excess cash flow at the end of each fiscal quarter. Excess cash flow is defined by the Amended Credit Agreement as EBITDA, less interest expense, principal payments due on long-term debt, taxes paid, and capital expenditures, and adjusted for increases or decreases in net working capital. For any fiscal quarter for which this calculation results in excess cash flow, payment is due within fifty-five days from the end of that fiscal quarter, to be applied to the outstanding balance of the term note. An excess cash flow payment of $895,000 is due on September 22, 2004 for the third fiscal quarter of 2004. Our request for a waiver was denied. However, we are in discussions with our Lenders to restructure our loan agreement, including the excess cash flow payment. Because the Company did not make the excess cash flow payment, all balances outstanding under the Amended Credit Agreement have been classified as current.

Cash Flow Information

      On July 25, 2004, the Company had cash of $775,000 compared to $1,677,000 on October 26, 2003. For the first nine months of fiscal 2004, $102,000 was provided by operating activities and $750,000 was used in financing activities to pay down long-term debt. For the first nine months of fiscal 2003, $3.3 million was provided by operating activities, and $2.3 million was used in financing activities to pay down long-term debt.

      The decrease in the cash provided from operating activities was due primarily to an increase in accounts receivable during the first nine months of fiscal 2004 as compared to a decrease in accounts receivable and inventories in the first nine months of fiscal 2003. The accounts receivable balance of $6.9 million at July 25, 2004 represents an increase of $896,000 (14.8%) over the balance at July 27, 2003. Sales for the nine months ended July 25, 2004 were $40.9 million as compared to $35.3 million for the nine months ended July 27, 2003, an increase of 16.1%. While sales and accounts receivable balances increased during the first nine months of fiscal 2004 as compared to the same period in fiscal 2003, the accounts receivable days sales outstanding ("DSO") decreased to 46.1 days at July 25, 2004 from 48.8 days at July 27, 2003.

      The decrease in cash used in financing activities was due to lower required quarterly payments on the term note. Capital equipment purchases for the first nine months of fiscal 2004 were $250,000 compared to $322,000 in the first nine months of Fiscal 2003.

      Working capital on July 25, 2004 was $2.2 million as compared to $9.5 million on October 26, 2003. This decrease in working capital was the result of a $7.8 million increase in the current maturities of long-term debt, primarily due to the revolving credit facility, due January 31, 2005, being classified as current and the increased principal payments due in the first three quarters of fiscal 2005.

      The Company believes that its available cash, anticipated cash flows from operations and borrowings under the revolving credit facility will be sufficient to fund at operations at current levels through the remainder of fiscal 2004. Demand for our products increased in the first nine months of 2004. While the limit on borrowing under our revolving credit agreement may limit our ability to finance our working capital needs as demand for our products increases, we believe that we will have enough availability to finance those needs at quarterly sales of between $15 - $16 million which represents an annualized rate of revenues 25% higher than the our revenues for fiscal 2003.

      We are in compliance with all financial covenants contained in the Credit Agreement, as amended, but will be in default under the agreement due to our inability to make the excess cash flow payment of $895,000 which is due on September 22, 2004. We will need to achieve quarterly sales in fiscal 2005 and 2006 of approximately $19 million, a level which we do not currently believe to be realistically achievable, in order to meet principal payment obligations in fiscal 2005 and 2006. Our quarterly principal payment obligations on the term debt over the next four fiscal quarters are $250,000 for the fourth fiscal quarter of 2004 and $1.8 million for the first, second and third fiscal quarters of 2005. The balance outstanding on the revolving credit agreement of $3.2 million is due in January 2005. We intend to negotiate with our lender to extend the

Loan and revise the principal repayment schedule. In the event we cannot negotiate an extension, we would be required to obtain alternative financing. We anticipate that the Lenders will charge us amendment fees that will consist of cash and/or warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Under the Amended Credit Agreement, the revolving credit facility accrues interest on outstanding borrowings at LIBOR plus 4.0% (5.65% on July 25, 2004) and expires in January 2005. There is also an unused line fee equal to .75% per annum. The Company may borrow up to the lesser of $5 million or 60% of eligible accounts receivable ($4.0 million at July 25, 2004), as defined by the Amended Credit Agreement. As of July 25, 2004, $3.2 million has been drawn and is outstanding on the revolving credit facility. At current borrowing levels, a 1% increase in interest rates in our variable rate revolving credit facility would increase annual interest expense by approximately $32,000.

      The term loan consists of a note which accrues interest at the relevant LIBOR rate plus 4.0% (5.38% at July 25, 2004). At current borrowing levels, a 1% increase in interest rates in our variable rate term debt would increase annual interest expense by approximately $184,000.

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

      The principal raw material used in thermal management and non-thermal fabricated products is aluminum. Raw materials represent a significant portion of the cost of the Company's products. Prices for raw materials are based on market prices at the time of purchase. Historically, the price of aluminum has experienced substantial volatility. Although thermal management and non-thermal fabricated products are generally shipped within 60 days following the order date, increases in raw materials prices cannot always be reflected in product sales prices. Historically, all raw materials have been available from our established suppliers at competitive prices. Due to the increase in global demand for aluminum, the limited capacity of the aluminum market, and a labor strike at a major aluminum smelting plant which supplies several of our established suppliers, the Company has sought additional sources of aluminum to maintain current levels of production Purchases from these suppliers have required payment in advance of delivery until the current aluminum shortage eases and credit terms can be established, and the cost of the material has been 3% - 5% higher than purchases from our traditional sources of aluminum. Although the Company has generally passed this increased materials cost on to customers, there is no guarantee that future price increases can be recovered in this manner. In addition, if the Company experiences growth in demand for its product above current levels, it may not be able to meet the additional demand due to the reduced supply of aluminum available in the marketplace and/or its inability to obtain favorable credit terms from suppliers.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and sufficient to timely alert them to material information required to be included in the Company's periodic SEC filings and to ensure that the information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and form.

      During the third fiscal quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

      31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

      32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

(b) Reports on Form 8 - K

      The Company filed a report on Form 8-K dated July 23, 2004 reporting under
      Item 5 the receipt of a NASDAQ Staff Determination letter concerning the potential de-listing of the Company's common stock from the NASDAQ National Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Alpha Technologies Group, Inc.
                                            (Registrant)

Date: September 13, 2004                    By: /s/ Lawrence Butler
                                                -------------------
                                                Lawrence Butler
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Date: September 13, 2004                    By: /s/ James J. Polakiewicz
                                                ------------------------
                                            James J. Polakiewicz
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

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